Form 10QSB
period 2001-12-31
ADVANTAGE AMERICA INC
filed 2002-02-14
CIK 1159324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
[ ]     TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                                ----------    ------------

                          COMMISSION FILE NO.:  0-33273

                            ADVANTAGE AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

                   DELAWARE                               95-2579391
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

        4425 JAMBOREE ROAD, SUITE 250
        NEWPORT BEACH, CALIFORNIA                           92660
     (Address of principal executive offices)            (Zip Code)

                  (Issuer's telephone number):  (949) 851-9391

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such filing requirements for the past 90 days.  Yes  [ ]   No  [X]

Number of shares of common stock outstanding as of February 13, 2002. . . . .
 . . .3,820,010

Transitional  Small  Business  Disclosure  Format
(Check one):  Yes  [ ]  No  [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . .

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . . . .

                          PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .
Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . . . .
Item 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . .
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .
Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . .
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                             ADVANTAGE AMERICA, INC.
                 BALANCE SHEETS - DECEMBER 31, 2001 (UNAUDITED)
                                AND JUNE 30, 2001

                                     ASSETS
                                                       DECEMBER 31,    JUNE 30,
                                                          2001           2001
                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $     36,466   $   44,370
  Marketable securities                                    129,572       99,205
                                                      -------------  -----------
         Total current assets                              166,038      143,575
NOTES RECEIVABLE - RELATED PARTIES                       1,047,328    1,075,145
                                                      -------------  -----------
                                                      $  1,213,366   $1,218,720
                                                      =============  ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $     26,312   $   60,571
  Income tax payable                                            --        6,124
  Deferred income taxes                                     45,881       55,192
                                                      -------------  -----------
         Total current liabilities                          72,193      121,887
                                                      -------------  -----------
DEFERRED INCOME TAXES - NONCURRENT                          16,583       12,028
                                                      -------------  -----------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.10
    Authorized - 2,000,000 shares
    Issued and outstanding - 0 shares                           --           --
  Common stock - par value $.10
    Authorized - 10,000,000 shares
    Issued and outstanding - 3,820,010 shares              382,000      382,000
    Additional paid-in capital                           3,850,202    3,850,202
  Retained deficit                                      (3,201,582)  (3,215,555)
  Accumulated other comprehensive income, net of tax        93,970       68,158
                                                      -------------  -----------
         Total stockholders' equity                      1,124,590    1,084,805
                                                      -------------  -----------

                                                      $  1,213,366   $1,218,720
                                                      =============  ===========

The accompanying notes are an integral part of these financial statements.

                            ADVANTAGE AMERICA, INC.

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
        FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)
        AND THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 (UNAUDITED)

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                               DECEMBER  31,             DECEMBER  31,
                                            2001         2000         2001         2000
                                         (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
LENDING OPERATIONS INCOME                $   25,753   $   28,630   $   52,183   $   56,703
GENERAL AND ADMINISTRATIVE
  EXPENSES                                   21,911        7,730       49,143       20,952
                                         -----------  -----------  -----------  -----------
      Income (loss) from operations           3,842       20,900        3,040       35,751
                                         -----------  -----------  -----------  -----------
OTHER INCOME:
  Dividend income                               571          111        1,145          367
  Interest income                               178          594          477        1,298
  Gain on sale of securities                     --        1,562           --        1,562
                                         -----------  -----------  -----------  -----------
                                                749        2,267        1,622        3,227
                                         -----------  -----------  -----------  -----------
      Income before income taxes              4,591       23,167        4,662       38,978
                                         -----------  -----------  -----------  -----------
INCOME TAX EXPENSE (BENEFIT):
   Current                                   (5,220)          --           --        6,000
   Deferred                                   5,345        3,783       (9,311)      11,162
                                         -----------  -----------  -----------  -----------
                                                125        3,783       (9,311)      17,162
                                         -----------  -----------  -----------  -----------
      Net income                              4,466       19,384       13,973       21,816
                                         -----------  -----------  -----------  -----------
   OTHER COMPREHENSIVE INCOME:
   Unrealized gain on securities
    available for sale                       19,721        2,398       30,367       17,593
   Reclassification adjustment for
    gains realized in net income                 --       (1,562)          --       (1,562)
   Income tax benefit (expense) related
    to other comprehensive income            (2,958)        (125)      (4,555)      (2,405)
                                         -----------  -----------  -----------  -----------
                                             16,763          711       25,812       13,626
                                         -----------  -----------  -----------  -----------
        Comprehensive income             $   21,229   $   20,095   $   39,785   $   35,442
                                         ===========  ===========  ===========  ===========

EARNINGS PER COMMON SHARE -
   BASIC AND DILUTED:
        Net income                       $       nil  $       nil  $       nil  $       nil
                                         ===========  ===========  ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                    ADVANTAGE AMERICA, INC.

                              STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEAR ENDED JUNE 30, 2001 AND THE
                        SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)


                                                                       Accumulated
                                            Additional                    Other
                                 Common      Paid-in      Retained    Comprehensive
                                  Stock      Capital      Earnings        Income         Total
                               -----------  ----------  ------------  --------------  -----------

Balance, June 30, 2000         $   382,000  $3,850,202  $(3,213,374)  $      48,782  $ 1,067,610

Net loss                                --          --       (2,181)             --       (2,181)

Unrealized gain on
  securities available for
  sale, net of tax                      --          --           --          20,704       20,704

Reclassification adjustment,
  net of tax                            --          --           --          (1,328)      (1,328)
                               -----------  ----------  ------------  --------------  -----------
Balance, June 30, 2001             382,000   3,850,202   (3,215,555)         68,158    1,084,805

Net income (unaudited)                  --          --       13,973              --       13,973

Unrealized gain on
  securities available for
  sale, net of tax
  (unaudited)                           --          --           --          25,812       25,812
                               -----------  ----------  ------------  --------------  -----------

Balance, December 31, 2001
  (unaudited)                  $   382,000  $3,850,202  $(3,201,582)  $       93,970  $1,124,590
                               ===========  ==========  ============  ==============  ===========

The accompanying notes are an integral part of these financial statements.

                             ADVANTAGE AMERICA, INC.

                STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                     DECEMBER 31, 2001 AND 2000 (UNAUDITED)


                                                          DECEMBER 31,
                                                       2001         2000
                                                    (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                      $   13,973   $   21,816
Adjustments to reconcile net income
to net cash used in operating activities -
   Deferred income expense (benefit)                    (9,311)      11,162
   Gain on sale of securities                               --       (1,562)
   Net change in operating assets and liabilities      (12,566)     (72,263)
                                                    -----------  -----------
Net cash used in operating activities                   (7,904)     (40,848)
                                                    -----------  -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES:
Proceeds from sale of securities                            --        1,800
                                                    -----------  -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:                                               --           --
                                                    -----------  -----------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                      (7,904)     (39,048)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                   44,370       87,023
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                     $   36,466   $   47,975
                                                    ===========  ===========

The accompanying notes are an integral part of these financial statements.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2001 (UNAUDITED)

(1)  BASIS  OF  PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of Advantage America, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2001, and the results of operations and cash flows for the three months and six months ended December 31, 2001 and 2000. The results of operations for the three months and six months ended December 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year or for any future period.

     The financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto filed with the Form 10 for the fiscal year ended June 30, 2001.

Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Report on Form 10-QSB.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     SOME OF THE STATEMENTS IN THIS DOCUMENT CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH MANAGEMENT BELIEVES THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THERE IS NO GUARANTEE THAT FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS WILL BE ATTAINED. MOREOVER, NEITHER MANAGEMENT NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE STATEMENTS.

Overview
--------

Our primary focus is to find a suitable company with an active operating business with which to merge. In the interim, we plan to continue to invest on a limited basis in selected publicly traded companies and make loans to affiliates.

Three Months And Six Months Ended December 31, 2001 and 2000
------------------------------------------------------------

Results of Operations
---------------------

The following table sets forth statements of operations data as a percentage of total revenues for the three months and six months ended December 31, 2001 and 2000. The information for the three months and six months ended December 31, 2001 and 2000 has been derived from our unaudited financial statements included in this Report on Form 10-QSB. This information should be read in conjunction with the financial statements and related notes included in this Registration Statement. The operating results in any past period are not necessarily indicative of the results to be expected for any future period.

                                        Three Months Ended                   Six Months Ended
                                            December 31                        December 31
                                      2001              2000              2001              2000
                                 ---------------  ----------------  ----------------  ----------------
                                             --                --                --                --
Revenues                                    100%              100%              100%              100%
                                 $       25,753    $       28,630   $        52,183   $        56,703

Costs and expenses:
      Costs of revenues                     -0-               -0-               -0-               -0-
    General and administrative           21,911             7,730            49,143            20,952
                                 ---------------  ----------------  ----------------  ----------------
     Operating income            $        3,842    $       20,900   $         3,040   $        35,751
                                 ---------------  ----------------  ----------------  ----------------

Dividend income                  $          571    $          111   $         1,145   $           367
Interest income                             178               594               477             1,298
Gain on sale of securities                  -0-             1,562               -0-             1,562
                                 ---------------  ----------------  ----------------  ----------------
                                 $          749    $        2,267   $         1,622   $         3,227
                                 ---------------  ----------------  ----------------  ----------------

     Net income before tax       $        4,591    $       23,167   $         4,662   $        38,978
                                 ===============  ================  ================  ================

Revenues
--------

Our revenues consist of interest income on notes receivable. Our revenues decreased 10.05% to $25,753 in 2001 from $28,630 in 2000 for the three months ended December 31, 2001 and 2000. Our revenues decreased 7.97% to $52,183 in

2001 from $56,703 in 2000 for the six months ended December 31, 2001 and 2000. This decrease in revenues was the result of payments received on the notes receivable, lowering principal balances in which to accrue interest.

Cost of Revenues
----------------

There were no costs associated with revenues for the three months and six months ended December 31, 2001 and 2000.

Net Interest Expense
--------------------

There were no interest expenses for the three months and six months ended December 31, 2001 and 2000.

Marketing and Sales
-------------------

There were no expenses associated with marketing and sales for the three months and six months ended December 31, 2001 and 2000.

General and Administrative
--------------------------

Our general and administrative expenses are comprised primarily of legal and accounting fees. General and administrative expenses increased 183.45% to $21,911 in 2001 from $7,730 in 2000 for the three months ended December 31, 2001 and 2000. General and administrative expenses increased 134.55% to $49,143 in 2001 from $20,952 in 2000 for the six months ended December 31, 2001 and 2000.

EBITDA
------

Our profit before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges ("EBITDA") was $4,591 in 2001 and $23,167 in 2000 for the three months then ended. EBITDA for the six months ended December 31, 2001 and 2000 was $4,662 and $38,978, respectively.

Liquidity and Capital Resources
-------------------------------

From inception through December 31, 2001, we have financed our operations primarily through private sales of our Common Stock and various working capital lines of credit. At December 31, 2001 and 2000, our principal source of liquidity was approximately $36,466 and $47,975 in cash and securities. In addition, we have outstanding long-term loans in the amounts of $1,047,328 and $1,164,325 at December 31, 2001 and 2000, respectively. These loans mature September 1, 2002.

The net cash used in operating activities was $7,904 for the six months ended December 31, 2001 and $40,848 for the six months ended December 31, 2000. This change was primarily attributable to payments of taxes owed from prior years.

There was no net cash provided by investing activities for the six months ended December 31, 2001 and $1,800 for the six months ended December 31, 2000. The decrease was due to a reduction in the amount of securities sold during the year.

Factors Affecting Future Results
--------------------------------

Need For Additional Capital
---------------------------

We have limited operating capital. If we are successful in merging with an operating company, we may require additional funding before we can finance our operations and growth wholly on internally generated funds.

Uncertainty of Realizing New Strategic Relationships
----------------------------------------------------

We intend to search for strategic relationships that could result in one or more operating companies, including businesses that are already producing significant revenues and have attained or are approaching a cash flow breakeven point. However, our lack of operating history and current financial market conditions present obstacles for the development of such relationships. There is no certainty that such a relationship or relationships can be realized within the near future.

Anti-Takeover Provisions
------------------------

The terms of certain provisions of our Certificate of Incorporation and Bylaws may have the effect of discouraging a change in control of us. Such provisions include the requirement that all stockholder action must be effected at a duly-called annual meeting or special meeting of the stockholders and the requirement that stockholders follow an advance notification procedure for stockholder business to be considered at any meeting of stockholders.

Limited Operating History
-------------------------

We have had a limited operating history which makes an evaluation of our future prospects very difficult. Once a strategic partner is identified, there can be no assurances that we will provide a product or service to non-affiliates or will operate as intended.

Failure to Achieve and Maintain Listing on Major Stock Market
-------------------------------------------------------------

Our Common Stock is not traded on any stock exchange. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of us amongst potential investors and can have an effect on our ability to raise additional funds. It can also impact the dilution associated with any financing.

No Product or Service to Generate Revenues
------------------------------------------

We currently offer no product or service to non-affiliates that is revenue generating.

Unsuccessful Acquisitions Could Harm Operating Results, Business and Growth
---------------------------------------------------------------------------

The potential inability to integrate any newly acquired entities effectively could harm our operating results, business and growth. Integrating any newly acquired businesses may be expensive and time consuming. To finance any acquisition, we may need to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to us and, in the case of equity financings, may result in dilution to our stockholders. We may not be able to operate any acquired businesses profitably or otherwise implement our business strategy successfully.

Quarterly Results May Be Subject to Significant Fluctuations; Expectations of
-----------------------------------------------------------------------------
Investors May Not Be Met
------------------------

We believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Due to these and other factors, it is likely that our operating results will be below stockholders' expectations in some future quarters, which would cause the value of our stock to decline.

No Insurance
------------

We have no insurance covering our operations, potential products or services or director and officers.

Success Depends on Key Personnel; No "Key Man" Life Insurance
-------------------------------------------------------------

Future performance depends on the ability to attract, train, and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact us, and there is no "key man" life insurance in force at this time. Competition for qualified personnel is intense, and there can be no assurance that we will attract or maintain key employees or other needed personnel.

Strain on Limited Resources Due to Need to Manage Growth and Expansion
----------------------------------------------------------------------

We may experience a period of expansion and growth, which would likely place significant strain upon management, employees, systems, and resources. Because the market could develop rapidly, it is difficult to project the rate of growth, if any. Failure to properly manage growth and expansion, if and when it occurs, will jeopardize our ability to sustain our third party and customer relationships. There can be no assurance that we will properly be able to manage growth, especially if such growth is more rapid than anticipated.

Shares Eligible for Future Sale
-------------------------------

Sales of substantial amounts of our Common Stock in the public market could adversely affect prevailing market prices for the Common Stock.

PART  II  --  OTHER  INFORMATION

Item 1.  LEGAL  PROCEEDINGS

          None.

Item 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          There were no changes in securities during three months ended December 31, 2001.

Item 3.  DEFAULTS  UPON  SENIOR  SECURITIES

          None.

Item 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          None.

Item 5.  OTHER  INFORMATION

          None.

Item 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          None

     (a)  EXHIBITS:

          None.

     (b)  REPORTS  ON  FORM  8-K

          None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVANTAGE  AMERICA,  INC.


By:  /s/  M.C.  Horning,  Jr.
     ------------------------
     M.C. Horning, Jr.
     Chief Executive Officer, President and Chief Financial Officer



Date:  February 14, 2002