Form 10QSB
period 2002-03-31
ADVANTAGE AMERICA INC
filed 2002-05-15
CIK 1159324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
[ ]  TRANSITION  REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
     OF  1934  FOR  THE  TRANSITION  PERIOD  FROM              TO
                                                  ------------    -------------

                          COMMISSION FILE NO.: 0-33273

                            ADVANTAGE AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                95-2579391
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

      4425  JAMBOREE  ROAD,  SUITE  250
        NEWPORT  BEACH,  CALIFORNIA                       92660
   (Address of principal executive offices)            (Zip Code)

                  (Issuer's telephone number):  (949) 851-9391

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number  of  shares  of common stock outstanding as of May 14, 2002. . .3,820,010

Transitional  Small  Business  Disclosure  Format
(Check  one):  Yes  [ ]   No  [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item  1.  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .
Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION. . . . . .

                        PART  II  -  OTHER  INFORMATION

Item  1.  LEGAL  PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . .
Item  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS. . . . . . . . . . .
Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES . . . . . . . . . . . . . . . . .
Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS. . . . .
Item  5.  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .
Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . . . . .
SIGNATURES

PART  1.  FINANCIAL  INFORMATION

Item  1.  FINANCIAL  STATEMENTS

                                  ADVANTAGE AMERICA, INC.

                        BALANCE SHEETS - MARCH 31, 2002 (UNAUDITED)
                                     AND JUNE 30, 2001
                                           ASSETS

                                                                  MARCH 31,       JUNE 30,
                                                                    2002           2001
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                   $       44,083  $     44,370
  Marketable securities                                              133,204        99,205
                                                              --------------  --------------
      Total current assets                                           177,287       143,575

NOTES RECEIVABLE - RELATED PARTIES                                 1,038,228     1,075,145
                                                              --------------  --------------

                                                              $    1,215,515  $  1,218,720
                                                              ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                            $        7,484  $     60,571
  Income tax payable                                                   3,189         6,124
  Deferred income taxes                                               41,691        55,192
                                                              --------------  --------------

      Total current liabilities                                       52,364       121,887
                                                              --------------  --------------

DEFERRED INCOME TAXES - NONCURRENT                                    17,128        12,028
                                                              --------------  --------------


STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.10
    Authorized - 2,000,000 shares
    Issued and outstanding - 0 shares                                     --            --
  Common stock - par value $.10
    Authorized - 10,000,000 shares
    Issued and outstanding - 3,820,010 shares                        382,000       382,000
    Additional paid-in capital                                     3,850,202     3,850,202
Retained deficit                                                  (3,183,237)   (3,215,555)
Accumulated other comprehensive income, net of tax                    97,058        68,158
                                                              --------------  --------------

      Total stockholders' equity                                   1,146,023     1,084,805
                                                              --------------  --------------

                                                              $    1,215,515  $  1,218,720
                                                              ==============  ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      ADVANTAGE AMERICA, INC.

                        STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)
                  AND THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 (UNAUDITED)

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  MARCH 31,                  MARCH 31,
                                             2002          2001           2002         2001
                                          (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
LENDING OPERATIONS INCOME                 $    25,900   $    29,310   $    78,083   $    86,013
GENERAL AND ADMINISTRATIVE
  EXPENSES                                      8,704        37,257        57,847        58,209
                                          -----------  -------------  ------------  -------------
    Income (loss) from operations              17,196        (7,947)       20,236        27,804
                                          -----------  -------------  ------------  -------------

OTHER INCOME:
  Dividend income                                 569           100         1,713           467
  Interest income                                 103           629           580         1,928
  Gain on sale of securities                       --            --            --         1,562
                                          -----------  -------------  ------------  -------------
                                                  672           729         2,293         3,957
                                          -----------  -------------  ------------  -------------
    Income (loss) before income taxes          17,868        (7,218)       22,529        31,761
                                          -----------  -------------  ------------  -------------

INCOME TAX EXPENSE (BENEFIT):
  Current                                       3,712         8,405         3,712        14,405
  Deferred                                     (4,189)      (11,370)      (13,501)         (209)
                                          -----------  -------------  ------------  -------------
                                                 (477)       (2,965)       (9,789)       14,196
                                          -----------  -------------  ------------  -------------
    Net income (loss)                          18,345        (4,253)       32,318        17,565
                                          -----------  -------------  ------------  -------------


OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities
  available for sale                            3,632        (1,556)       33,999        16,036
Reclassification adjustment for gains
  realized in net income                           --            --            --        (1,562)
Income tax benefit (expense) related to
  other comprehensive income                     (545)          233        (5,100)       (2,171)
                                          -----------  -------------  ------------  -------------
                                                3,087         1,323        28,899        12,303
                                          -----------  -------------  ------------  -------------
    Comprehensive income                  $    21,432   $    (5,576)  $    61,217   $    29,868
                                          ===========  =============  ============  =============
EARNINGS PER COMMON SHARE -
  BASIC AND DILUTED:
    Net income                            $       nil   $       nil   $       nil   $       nil
                                          ===========  =============  ============  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      ADVANTAGE AMERICA, INC.

                                STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE YEAR ENDED JUNE 30, 2001 AND THE
                            NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)


                                                                       Accumulated
                                            Additional                    Other
                                  Common      Paid-in      Retained    Comprehensive
                                  Stock       Capital      Earnings      Income          Total
                               -----------  -----------  ------------  -------------  -----------
Balance, June 30, 2000         $   382,000  $ 3,850,202  $(3,213,374)  $    48,782   $ 1,067,610

Net loss                                --           --       (2,181)           --        (2,181)

Unrealized gain on
  securities available for
  sale, net of tax                      --           --           --        20,704        20,704

Reclassification adjustment,
  net of tax                            --           --           --        (1,328)       (1,328)
                               -----------  -----------  ------------  -------------  -----------
Balance, June 30, 2001             382,000    3,850,202   (3,215,555)       68,158     1,084,805

Net income (unaudited)                  --           --       32,318            --        32,318

Unrealized gain on
  securities available for
  sale, net of tax (unaudited)          --           --           --        28,899        28,899
                               -----------  -----------  ------------  -------------  -----------

Balance, March 31, 2002
  (unaudited)                  $   382,000  $ 3,850,202  $(3,183,237)  $    97,057   $ 1,146,022
                               ===========  ===========  ============  ===========  =============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                            ADVANTAGE AMERICA, INC.

               STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                       MARCH 31, 2002 AND 2001 (UNAUDITED)

                                                            MARCH 31,
                                                        2002         2001
                                                     (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING
  ACTIVITIES:
    Net income                                       $    32,318   $ 17,565
  Adjustments to reconcile net income
  to net cash used in operating activities -
    Deferred income expense (benefit)                    (13,501)      (209)
    Gain on sale of securities                                --     (1,562)
    Net change in operating assets and liabilities       (19,104)   (62,744)
                                                     ------------  ---------
      Net cash used in operating activities                 (287)   (46,950)
                                                     ------------  ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
    Proceeds from sale of securities                          --      1,800
                                                     ------------  ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:                                                 --         --
                                                     ------------  ---------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                          (287)   (45,150)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     44,370     87,023
                                                     ------------  ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                      $    44,083   $ 41,873
                                                     ============  =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS
                        AS OF MARCH 31, 2002 (UNAUDITED)

(1)  BASIS  OF  PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of Advantage America, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2002, and the results of operations and cash flows for the three months and nine months ended March 31, 2002 and 2001. The results of operations for the three months and nine months ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year or for any future period.

     The financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto filed with the Form 10 for the fiscal year ended June 30, 2001.



Item 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Registration Statement.


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

Three Months And Nine Months Ended March 31, 2002 and 2001
----------------------------------------------------------

Results of Operations
---------------------

The following table sets forth statements of operations data as a percentage of total revenues for the three months and nine months ended March 31, 2002 and 2001. The information for the three months and nine months ended March 31, 2002 and 2001 has been derived from our unaudited financial statements included in this Report Form 10-QSB. This information should be read in conjunction with the financial statements and related notes included in this Registration Statement. The operating results in any past period are not necessarily indicative of the results to be expected for any future period.

                                        Three Months Ended             Nine Months Ended
                                             March 31                        March 31
                                       2002            2001             2002           2001
                                   ------------    ------------    ------------    ------------
                                            100%            100%            100%            100%
Revenues                                $25,900         $29,310         $78,083         $86,013
Costs and expenses:
      Costs of revenues                     -0-             -0-             -0-             -0-
    General and administrative            8,704          37,257          57,847          58,209
                                   ------------    ------------    ------------    ------------
    Operating income                    $17,196         ($7,947)        $20,236         $27,804
                                   ------------    ------------    ------------    ------------

Dividend income                            $569           $ 100          $1,713            $467
Interest income                             103             629             580           1,928
Gain on sale of securities                  -0-             -0-             -0-           1,562
                                   ------------    ------------    ------------    ------------
                                           $672            $729          $2,293          $3,957
                                   ------------    ------------    ------------    ------------

    Net income (loss) before tax        $17,868         ($7,218)        $22,529         $31,761
                                   ============    ============    ============    ============


Revenues
--------
Our revenues consist of interest income on notes receivable. Our revenues decreased 11.63% to $25,900 in 2002 from $29,310 in 2001 for the three months ended March 31, 2002 and 2001. Our revenues decreased 9.22% to $78,083 in 2002 from $86,013 in 2001 for the nine months ended March 31, 2002 and 2001. This decrease in revenues was the result of payments received on the notes receivable, lowering principal balances in which to accrue interest.

Cost of Revenues
----------------

There were no costs associated with revenues for the three months and nine months ended March 31, 2002 and 2001.

Net Interest Expense
--------------------

There were no interest expenses for the three months and nine months ended March 31, 2002 and 2001.

Marketing and Sales
-------------------

There were no expenses associated with marketing and sales for the three months and nine months ended March 31, 2002 and 2001.

General and Administrative
--------------------------

Our general and administrative expenses are comprised primarily of legal and accounting fees. General and administrative expenses decreased 76.64% to $8,704 in 2002 from $37,257 in 2001 for the three months ended March 31, 2002 and 2001. General and administrative expenses decreased 0.62% to $57,847 in 2002 from $58,209 in 2001 for the nine months ended March 31, 2002 and 2001.

EBITDA
------

Our profit (loss) before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges ("EBITDA") was $17,868 in 2002 and ($7,218) in 2001 for the three months then ended. EBITDA for the nine months ended March 31, 2002 and 2001 was $22,529 and $31,761, respectively.


Liquidity and Capital Resources
-------------------------------

From inception through March 31, 2002, we have financed our operations primarily through private sales of our Common Stock and various working capital lines of credit. At March 31, 2002 and 2001, our principal source of liquidity was approximately $44,083 and $41,870 in cash and securities. In addition, we have outstanding long-term loans in the amounts of $1,038,228 and $1,051,635 at March 31, 2002 and 2001, respectively. These loans mature September 1, 2002.

The net cash used in operating activities was ($287) for the nine months ended March 31, 2002 and ($46,950) for the nine months ended March 31, 2002. This change was primarily attributable to payments of taxes owed from prior years.

There was no net cash provided by investing activities for the nine months ended March 31, 2002 and $1,800 for the nine months ended March 31, 2001. The decrease was due to a reduction in the amount of securities sold during the year.

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

Limited Operating History
-------------------------

We have had a limited operating history, which makes an evaluation of our future prospects very difficult. Once a strategic partner is identified, there can be no assurances that we will provide a product or service to non-affiliates or will operate as intended.

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

We currently offer no product or service to non-affiliates that are revenue generating.

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

Item  1  LEGAL  PROCEEDINGS

         None.

Item 2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

         There were no changes in securities during three months ended March 31, 2002.

Item 3.  DEFAULTS  UPON  SENIOR  SECURITIES

         None.

Item 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

         None.

Item 5.  OTHER  INFORMATION

     Pursuant to a document dated May 6, 2002, we entered into a non-binding preliminary agreement with Fortress Financial Group, Inc., a privately owned California corporation ("Fortress"), to acquire all of the stock of Fortress in exchange for the issuance to the Fortress stockholders of 9,359,000 restricted shares of our common stock and up to an additional 6,021,040 restricted shares to be held in escrow for up to three years and released upon Fortress achieving certain performance goals. After the transaction, Fortress will be our wholly-owned subsidiary. Prior to the distribution of the escrowed shares, our stockholders will own approximately 20% of our issued and outstanding shares, and the Fortress stockholders will own approximately 49% of our issued and outstanding shares. The proposed transaction is to be a tax-free reorganization under Section 368(a)(1)(B) of the Internal Revenue Code.

     As a condition to closing, we must renegotiate our notes receivable such that the due dates of the notes coincide with our capital requirements as outlined in the Fortress business plan. We must pledge security to Fortress in order to ensure we make our capital contributions under the Fortress business plan. If Fortress does not meet its performance goals in any two consecutive quarters, the majority shareholder of Fortress will vote his shares at the direction of M.C. Horning, Jr., our largest stockholder and chief executive officer.

     The transaction is contingent upon a number of conditions, including, without limitation, completion of due diligence without discovering any material negative information regarding Fortress, mutually acceptable definitive agreements, approval by the Fortress shareholders, approval by our board of directors, and Fortress' execution of employment agreements with each of its officers.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:

               None.


          (b)  REPORTS  ON  FORM  8-K:

               None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVANTAGE  AMERICA,  INC.


By:  /s/ M.C.  Horning,  Jr.
     ------------------------
         M.C.  Horning,  Jr.
         Chief Executive Officer, President and Chief Financial Officer



Date:  May  14,  2002