Form 10KSB
period 2002-06-30
ADVANTAGE AMERICA INC
filed 2002-10-10
CIK 1159324

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                               -------------------

                                   FORM 10-KSB


[X]               ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]                   FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

                  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-33273

                            ADVANTAGE AMERICA, INC.
                 (Name of small business issuer in its charter)

              DELAWARE                                          95-2579371
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

4425 JAMBOREE ROAD, SUITE 250, NEWPORT BEACH, CALIFORNIA          92660
    (Address of principal executive offices)                    (Zip Code)

                   Issuer's telephone number:  (949) 851-9391

                          ----------------------------

      Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                                PAR VALUE $0.10
                          ----------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $104,198.

The issuer's common stock is not listed on any exchange or automated quotation system, nor is the issuer aware of any private transaction occurring in its shares of common stock during the preceding sixty (60) days. Accordingly, the issuer is unable to indicate a market value of common equity held by non-affiliates as of a specified date within such period.

At September 30, 2002, 3,820,010 shares of common stock were outstanding.

                          ----------------------------

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

================================================================================

                                        ADVANTAGE AMERICA, INC.

                                               FORM 10-KSB

                                 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                            TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                 ----
                                                  PART I.
Item 1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.   Description of Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2

Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .     2

                                                 PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . . . . . . . .     2

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations     3

Item 7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7

Item 8.   Changes In and Disagreements With Accountants on
             Accounting and Financial Disclosure. . . . . . . . . . . . . . . . . . . . . . . .     7

                                                PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
             With Section 16(a) of the Exchange Act . . . . . . . . . . . . . . . . . . . . . .     7

Item 10.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Item 11.   Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

Item 12.   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . .     9

Item 13.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Item 14.   Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10

Certifications. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13

                              CAUTIONARY STATEMENT

     All statements included or incorporated by reference in this Report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections, management's beliefs and certain assumptions made by us. Forward-looking statements often can be identified by words such as "anticipates," "expects," "intends," "plans," "predicts," "believes," "seeks," "estimates," "may," "will," "should," "would," "potential," "continue," similar expressions and variations or negatives of these words. Also, statements that refer to expectations, projections or other characterizations of future events or circumstances, including underlying assumptions, are forward-looking statements. These forward-looking statements speak only at the date of this Report and are based on the information available to us at this time. Such information is subject to change, and we will not necessarily inform you of such changes. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statement as a result of various factors, some of which are listed under the section "Risk Factors" at the end of Item 6 of this Report. We undertake no obligation to revise or update publicly any forward-looking statement for any reason.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL  BACKGROUND

     Our company was founded on May 15, 1961 as a Delaware corporation named Cal-Oak Oil & Gas Company ("Cal-Oak"). In 1969, as Cal-Oak we acquired two privately-held construction companies for the purpose of engaging in the development, construction and operation of hospitals and other medical facilities and changed our name to American West Nursing Centers, Inc. ("American West"). In 1972, as American West we disposed of substantially all of our real estate holdings and fixed assets and ceased our operation of medical facilities. From 1972 to 2002, we have not engaged in a business or had employees. In 2001, we changed our name to Advantage America, Inc.

NO  PRODUCTS  OR  SERVICES

     We currently offer no products or services to non-affiliates that generate revenue.

BUSINESS  STRATEGY

     Since 2001, our primary focus has been to find a suitable company with an active operating business with which to merge.

COMPETITION

     We have faced and may continue to face competition for merger candidates from other companies seeking acquisitions that may include other "public shells," operating businesses that may have a potential synergy with a merger candidate and financial and strategic investors. Many of such competitors have greater resources than we do.

MARKET  PRICE

     There is no active trading market for our common stock.

EMPLOYEES

     We  currently  have  no  employees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     Our headquarters are located at 4425 Jamboree Road, Suite 250, Newport Beach, California 92660. We share these premises with Newport Federal, an affiliate that is controlled by our principal stockholder, M.C. Horning, Jr., at no cost to us.

     We have investments in first real estate mortgages secured by undeveloped land. We warehouse the mortgages and have had no significant turnover in our mortgage portfolio in the past three years.

ITEM  3.  LEGAL  PROCEEDINGS

     We are not a party to, nor are our properties the subject of, pending legal proceedings, and no such proceedings are known to us to be threatened or contemplated against us.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

MARKET  PRICES,  RECORD  HOLDERS  AND  DIVIDENDS

     Our stock is not listed on any exchange or automated quotation system. Although we may seek to obtain the listing of our shares on an exchange or automated quotation system at some point in the future, no such determination has been made, nor can there be any assurance that such a listing could be achieved.

     At June 30, 2002, there were approximately 320 holders of record of our common stock holding an aggregate of 3,820,010 shares.

     We have not paid cash dividends on our common stock, and we do not anticipate declaring dividends in the foreseeable future. We intend to retain future earnings, if any, for reinvestment in our business.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure, relating to the market for penny stocks, in connection with trades in any stock defined as a "penny stock." The Securities and Exchange Commission (the "SEC") has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on The Nasdaq Stock Market and any equity security issued by a corporation that has (i) net tangible assets of at least $2,000,000, if such corporation has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such corporation has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 if such corporation has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, before any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

     If we take action to obtain the listing of our shares of common stock on the OTC Bulletin Board, our securities may be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to penny stocks require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the SEC. That disclosure document advises an investor that investments in penny stocks can be very risky and that the investor's sales person or broker is not an impartial advisor but rather paid to sell the shares. It contains an explanation and disclosure of the bid and offer prices of the security, any retail charge added by the dealer to those prices ("markup" or "markdown") and the amount of compensation or profit to be paid or received by the sales person in connection with the transaction. The disclosure contains further admonitions for the investor to exercise caution in connection with an investment in penny stocks, to independently investigate the security as well as the sales person with whom the investor is working and to understand the risky nature of an investment in the security. Further, the disclosure includes information regarding the market for penny stocks, explanations regarding the influence that market makers may have on the market for penny stocks and the risks that one or two dealers may exercise domination over the market for such security and therefore control and set prices for the security not based on competitive forces. The broker-dealer also must provide the customer with certain other information and then must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker must provide the customer with monthly account statements containing market information about the prices of the securities. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for security holders to dispose of their securities.

RECENT  SALES  OF  UNREGISTERED  SECURITIES

     None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with our Financial Statements and related Notes thereto, included in Part II, Item 7 of this Report, and the Risk Factors section at the end of this Item 6.

OVERVIEW

     Our primary focus is to find a suitable company with an active operating business with which to merge. In the interim, we plan to continue to invest on a limited basis in the common stock of selected publicly-traded companies and make loans to affiliates.

RESULTS  OF  OPERATIONS

     The following table sets forth statements of operations data as a percentage of total revenues for the fiscal years ended June 30, 2002 and 2001. The information for the fiscal years ended June 30, 2002 and 2001 has been derived from our audited financial statements included herein. This information should be read in conjunction with the financial statements and related notes included herein. The operating results in any prior period are not necessarily indicative of the results to be expected for any future period.

                                         FISCAL YEARS ENDED JUNE 30
                                              2002       2001
                                            ---------  ---------
Revenues                                       100.0%     100.0%
                                            $104,198   $112,523
Costs and expenses:
   General and administrative               $ 92,814   $ 87,450
   Operating income                         $ 11,384   $ 25,073

Interest income                             $    693   $  2,296
Gain on sale of securities                  $    ---   $  1,562
Dividend income                             $  2,292   $    577
   Net income before tax                    $ 14,369   $ 29,508

REVENUES

     Our revenues consist of interest income earned on loans made to related parties and affiliates. Our revenues decreased 7.4% from $112,523 in 2001 to $104,198 in 2002. This decrease in revenues was primarily the result of substantial payments applied to outstanding accrued interest balances on the notes receivable from related parties.

INTEREST  EXPENSE

     We had no interest expense in 2002 or 2001.

MARKETING  AND  SALES

     There were no expenses associated with marketing and sales for 2002 or 2001.

GENERAL  AND  ADMINISTRATIVE

     Our general and administrative expenses are comprised primarily of legal and accounting fees. General and administrative expenses increased 6.1% from $87,450 in 2001 to $92,814 in 2002.

EBITDA

     Our profit before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges ("EBITDA") was $14,369 in 2002 and $29,508 in 2001. Although EBITDA should not be used as an alternative to operating loss or net cash provided by (used for) operating activities, investing activities or financing activities, each as measured under generally accepted accounting principles, our management believes that EBITDA is an additional meaningful measure of performance.

LIQUIDITY  AND  CAPITAL  RESOURCES

     From inception through June 30, 2002, we have financed our operations primarily through private sales of our common stock and various working capital lines of credit. At June 30, 2002, our principal source of liquidity was approximately $185,593 in cash and securities. In addition, we have outstanding long-term loans in the amounts of $754,922 and $302,421 maturing November 14, 2002.

     Net cash used in operating activities was $15,308 for the year ended 2002 and $44,452 for the year ended 2001. This change was primarily attributable to an increase in payments received on notes receivable over 2001.

     Net cash provided by investing activities was $-0- for the year ended June 30, 2002 and $1,799 for the year ended June 30, 2001. The decrease was due to a reduction in the amount of securities sold during the year.

     We believe our existing cash, cash equivalents and investment will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next twelve months.

RISK  FACTORS

     Before deciding to invest in our company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Report and in our other filings with the SEC, including our subsequent reports on Forms 10-QSB and 8-KSB. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on our company, then our business, financial condition and results of operations could be seriously harmed.

WE ARE EXPOSED TO THE RISKS ASSOCIATED WITH THE RECENT WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES.

     Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the general economy and recent international conflicts and terrorist and military activity have resulted in a downturn in worldwide economic conditions, especially in the United States. Recent political and social turmoil related to international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions make it extremely difficult for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations likely will be materially and adversely affected.

IF WE CONSUMMATE A MERGER TRANSACTION WITH ANY FUTURE MERGER CANDIDATE, WE MAY BE UNABLE TO MANAGE FUTURE GROWTH, WHICH COULD STRAIN OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

     Any future growth that we experience is expected to place a significant strain on our management personnel, systems and resources. We anticipate that we will need to implement a variety of new and upgraded operational and financial systems, procedures and controls and other management systems. We also will need to expand, train, manage and motivate our workforce. All of these endeavors will require substantial management effort. We will likely need to expand our facilities or relocate some or all of our employees or operations from time to time to support our growth. These relocations could result in temporary disruptions of our operations or a diversion of management's attention and resources. If we are unable to effectively manage expanding operations, our business, financial condition and results of operations could be materially and adversely affected.

WE MAY SEEK TO RAISE ADDITIONAL CAPITAL IN THE FUTURE THROUGH THE ISSUANCE OF ADDITIONAL EQUITY OR DEBT SECURITIES OR BY BORROWING MONEY, AND ADDITIONAL FUNDS MAY NOT BE AVAILABLE ON TERMS ACCEPTABLE TO US OR AT ALL.

     We believe that our existing cash, cash equivalents and investments will be sufficient to meet our working capital needs, capital expenditures, investment requirements and commitments for at least the next twelve months. It is possible, however, that we may need to raise additional funds to finance our activities beyond the next year or earlier if we are successful in merging with an operating company. We could raise these funds by selling equity or debt securities to the public or to selected investors, or by borrowing money. Also, although we may not need additional funds, we still may elect to sell additional equity or debt securities or to obtain credit facilities for other reasons. We may not be able to obtain additional funds on favorable terms or at all. If adequate funds are not available, we may be required to curtail our operations significantly or to obtain funds through arrangements with strategic partners or others that may require us to relinquish rights. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders would be reduced. Also, the equity or debt securities that we issue may have rights, preferences or privileges senior to those of our common stock.

WE  MAY  NOT  BE  ABLE  TO  DEVELOP  ANY  NEW  STRATEGIC  RELATIONSHIPS.

     We intend to search for strategic relationships that could result in one or more operating companies, including businesses that already are producing revenues and that have attained or are approaching a break-even cash flow. Our lack of operating history and current financial market conditions present obstacles for the development of such relationships. Such a relationship or relationships may not be achievable in the near future.

UNSUCCESSFUL ACQUISITIONS COULD HARM OUR OPERATING RESULTS, BUSINESS AND GROWTH.

     The potential inability to integrate effectively any newly-acquired business could harm our operating results, business and growth. Integrating any newly-acquired business may be expensive and time consuming. We may not be able to operate any acquired business profitably or otherwise implement our business strategy successfully.

CERTAIN OF OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATES CAN CONTROL THE OUTCOME OF MATTERS THAT REQUIRE THE APPROVAL OF OUR STOCKHOLDERS, AND ACCORDINGLY WE WILL NOT BE ABLE TO ENGAGE IN CERTAIN TRANSACTIONS WITHOUT THEIR APPROVAL.

     At June 30, 2002, our directors and executive officers beneficially owned approximately 52.8% of our outstanding common stock and 52.8% of the total voting control held by our stockholders. In particular, at June 30, 2002, M.C. Horning, Jr. and M.C. Horning III, our President and Vice President, respectively, beneficially owned a total of approximately 51.2% of our outstanding common stock and 51.2% of the total voting control held by our stockholders. Therefore, these stockholders currently have enough voting power to control the outcome of matters that require the approval of our stockholders. These matters include the election of a majority of our Board of Directors and the approval of most significant corporate transactions, including a merger, consolidation or sale of substantially all of our assets. Also, these persons currently control the management of our business. Because of their significant voting stock ownership, we will not be able to engage in certain transactions without the approval of these stockholders.

WE CURRENTLY DO NOT HAVE A BUSINESS AND HAVE HAD A LIMITED OPERATING HISTORY, WHICH MAKES AN EVALUATION OF OUR FUTURE PROSPECTS VERY DIFFICULT.

     We currently offer no product or service to non-affiliates that is generating revenue. If we identify a strategic partner or merger candidate, there can be no assurances that we will provide a product or service to non-affiliates or that we will operate as intended.

WE HAVE NO INSURANCE COVERING OUR OPERATIONS, POTENTIAL PRODUCTS OR SERVICES OR DIRECTORS AND OFFICERS.

OUR QUARTERLY RESULTS MAY BE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     We believe that quarterly revenues, expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied on as indications of future performance. Due to these and other factors, it is likely that our operating results will be below stockholders' expectations in some future quarters, which would cause the value of our stock to decline.

ANY  FUTURE  SUCCESS  WILL  DEPEND  ON  OUR  KEY  PERSONNEL.

     Future performance depends on the ability to attract, train and retain management, technical and marketing personnel. In the future, loss of one or more key employees could negatively impact our company. Competition for qualified personnel is intense, and we may not be able to attract or maintain key employees or other needed personnel as and when needed.

WE HAVE NO "KEY MAN" LIFE INSURANCE IN FORCE AT THIS TIME.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT MAY PREVENT OR DISCOURAGE A THIRD PARTY FROM ACQUIRING OUR COMPANY, EVEN IF THE ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

     The terms of certain provisions of our certificate of incorporation and bylaws may have the effect of discouraging a change in control of our company. Such provisions include the requirement that stockholders follow an advance notification procedure for stockholder business to be considered at any meeting of stockholders.

OUR  COMMON  STOCK  IS  NOT  TRADED  ON  ANY  STOCK  EXCHANGE.

     Although the listing of our common stock does not have a direct effect on our operations, it has an effect on the perception of our company among potential investors and can have an effect on our ability to raise additional funds. It also can impact the dilution caused by any financing.

SALES OF SUBSTANTIAL AMOUNTS OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK AND CREATE SIGNIFICANT OR INCREASED VOLATILITY IN THE PRICES OF OUR STOCK.

ITEM  7.  FINANCIAL  STATEMENTS

The following financial statements and notes thereto are filed herewith, with an index beginning at page F-1.

                                                                                          Page
                                                                                          ----
Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Balance Sheets as of June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statements of Income and Comprehensive Income for the Years Ended June 30, 2002 and 2001  F-4

Statements of Stockholders' Equity for the Years Ended June 30, 2002 and 2001. . . . . .  F-5

Statements of Cash Flows for the Years Ended June 30, 2002 and 2001. . . . . . . . . . .  F-6

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth, with respect to each director, his name, age, position with the Company and the year in which he first became a director of the Company.

NAME                     AGE               POSITION               DIRECTOR SINCE
M.C. Horning Jr.          58  Director, Chairman of the Board               1973
                              Chief Executive Officer, President
                              And Chief Financial Officer

M.C. Horning III          30  Director, Vice President and                  2001
                              Secretary

Robert E. Schaulis, Sr.   70  Director                                      2001

Leslie S. Cotton          72  Director                                      2001

DIRECTORS,  OFFICERS  AND  KEY  PERSONNEL

M. C. (CHUCK) HORNING, JR. - Mr. Horning has served as President and Chief executive officer of Newport Federal since 1970. Newport Federal owns, develops and manages commercial real estate. Mr. Horning has also served as President of Mason Pharmaceuticals since 1971. Mr. Horning has served Newport Federal Financial as Vice President since 1994. Mr. Horning is a graduate of the University of California at Chico. Mr. Horning is the father of Chad Horning.

M.C. (CHAD) HORNING III - Mr. Horning has served as President of Newport Federal Financial since June 1999. Mr. Horning has also served as President of Signature Services, a commercial property management firm since October 2000. He also serves Newport Federal, an owner and developer of Commercial real estate, as Vice President. Mr. Horning joined Newport Federal in 1992 as a property manager. Prior to joining Newport Federal, he owned and managed Merritt Industries, a company specializing in commercial lighting and retrofitting. Mr. Horning is the son of Chuck Horning.

LESLIE S. COTTON - Mr. Cotton was employed as a professional by Shell Oil Company until his retirement in 1985. He is the President and CEO of Lescot International Inc. which presently develops land in Illinois. He is also President and CEO of Les Cotton Associates, an investment holding company. He is presently serving as director on the Boards of Newport Federal, International Mariculture Resources and SeaMex de Baja Californian. He previously served on the Board of Fashion Group Ltd.

ROBERT E. SCHAULIS, SR. - Mr. Schaulis has served on our Board since 2001. For the past several years he has been semi-retired. He served as a general partner for Digital Media Partners, a venture capital firm, from 1993 to 1994. From 1987 to 1992 he served as Vice President of Philips Interactive Media, a wholly-owned subsidiary of Philips N.V., a Dutch multi-national. Prior to 1987, he provided consulting and management services through his own companies, Roberts' Newport Systems, and JIA Management, later acquired by A.T. Carney. Mr. Schaulis holds B.S. and M.S. degrees from Emporia State University in Kansas.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     The following individuals filed reports required by Section 16(a) of the Exchange Act after the applicable deadlines:

          M.C. Horning, Jr.
          M.C. Horning III
          Leslie S. Cotton
          Robert E. Schaulis, Sr.

In addition, a stockholder, Harold Feikes, M.D., whom the Company has been unable to contact, failed to file a report required by Section 16(a) of the Exchange Act.


ITEM  10.  EXECUTIVE  COMPENSATION

     During the year ended June 30, 2002, the Company paid no compensation for service on the Board of Directors.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth the amount of the Company's common stock beneficially owned by each director of the Company, each executive officer, each owner of five percent or more, and all directors and named executive officers as a group as of September 30, 2002. Unless otherwise indicated, beneficial ownership is direct and the person indicated has sole voting and investment power.

NAME AND ADDRESS OF BENEFICIAL OWNER    AMOUNT AND NATURE   PERCENT OF CLASS
                                       OF BENEFICIAL OWNER
M.C. Horning, Jr. (1)                     1,687,078 shares              44.1%
M.C. Horning III                            270,000 shares               7.1%
Robert E. Schaulis, Sr.                      60,000 shares               1.6%
Harold Feikes, M.D.                         509,177 shares              13.3%
All Directors and
   Officers as a Group                    2,017,078 shares              52.8%

---------------
(1) Includes 210,881 shares owned by Newport Federal, a California corporation, owned 100% by M.C. Horning, Jr.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Over the past 20 years, the company has made loans to Newport Federal and its subsidiary, Newport Federal Financial. Newport Federal is owned and controlled by the Company's director, executive officer and largest shareholder, M.C. Horning, Jr.

     At June 30, 2002, the Company had outstanding notes receivable from Newport Federal and Newport Federal Financial in the amounts of $302,421 and $754,922, respectively. At June 30, 2001, the Company had outstanding notes receivable from Newport Federal and Newport Federal Financial in the amounts of $391,780 and 683,365, respectively. Interest income received and accrued on these notes and included in lending operations income were $104,198 and $112,523 for the years ended June 30, 2002 and 2001, respectively.

     In addition, the Company receives management and accounting services from Newport Federal and its affiliates at no charge.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.

          The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Annual Report on Form 10-KSB.

     (b)  Reports  on  Form  8-K.

          None.

ITEM  14.  CONTROLS  AND  PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 10, 2002.

                            ADVANTAGE AMERICA, INC.



                            By:  /s/ Chuck Horning
                                 -----------------------------------------------
                                 M.C. Horning, Jr.
                                 Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer

     In accordance with the Exchange Act, this Report has been signed on October 10, 2002 below by the following persons on behalf of the registrant and in the capacities indicated.


       Signature                                 Title
       ---------                                 -----

/s/ Chuck Horning                Chairman  of  the  Board,  Chief  Executive
---------------------------      Officer,  President,  Chief Financial Officer
M.C. Horning, Jr.                and Director (Principal Executive Officer and
                                 Principal Financial and Accounting Officer)

/s/ Chad Horning                 Vice President, Secretary and Director
---------------------------
M.C. Horning III

/s/ Robert E. Schaulis, Sr.      Director
---------------------------
Robert E. Schaulis, Sr.

/s/ Leslie S. Cotton             Director
---------------------------
Leslie S. Cotton

                                 CERTIFICATIONS

     I,  M.C.  Horning,  Jr.,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Advantage America, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  10,  2002



     /s/  Chuck  Horning
     -------------------
     M.C.  Horning,  Jr.
     Chairman of the Board, Chief Executive Officer,
     President and Chief Financial Officer
     (Principal Executive Officer and Principal
     Financial and Accounting Officer)

In connection with the accompanying Form 10-KSB of Advantage America, Inc. for the Fiscal Year Ended June 30, 2002, I, M.C. Horning, Jr., Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Advantage America, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) such Form 10-KSB of Advantage America, Inc. for the Fiscal Year Ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-KSB of Advantage America, Inc. for the Fiscal Year Ended June 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Advantage America, Inc.

Date:  October  10,  2002



     /s/  Chuck  Horning
     -------------------
     M.C.  Horning,  Jr.
     Chairman of the Board, Chief Executive Officer,
     President and Chief Financial Officer
     (Principal Executive Officer and Principal
     Financial and Accounting Officer)

                                INDEX TO EXHIBITS

3.1(1)    Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)    Amended and Restated Bylaws of the Registrant.

10.1 Amended and Restated Straight Note dated September 1, 2002 from Newport Federal Financial.

10.2 Amended and Restated Straight Note dated September 1, 2002 from Newport Federal Financial.

10.3(3) Deed of Trust with Assignment of Rents recorded January 16, 1998 by Newport Federal Financial.

11.1      Statement Regarding Computation of Earnings Per Share (contained in
          Note 6 of Notes to Financial Statements).

---------------
(1) Incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form 10-SB, filed with the Commission on October 24, 2001.

(2) Incorporated by reference to Exhibit 2.2 to the Registrant's Registration Statement on Form 10-SB, filed with the Commission on October 24, 2001.

(3) Incorporated by reference to Exhibit 6.3 to the Registrant's Registration Statement on Form 10-SB, filed with the Commission on October 24, 2001.

                            ADVANTAGE AMERICA, INC.
                          INDEX TO FINANCIAL STATEMENTS


.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
                                                                                                 ----
ADVANTAGE AMERICA, INC.
Report of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2

Balance Sheet - June 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-3

Statements of Income and Comprehensive Income for the years ended June 30, 2002 and 2001 . . . .  F-4

Statements of Stockholders' Equity for the years ended June 30, 2002 and 2001 . . . . . . . . .   F-5

Statements of Cash Flows for the years ended June 30, 2002 and 2001 . . . . . . . . . . . . . .   F-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-7

                          INDEPENDENT AUDITORS' REPORT

To  Advantage  America,  Inc.:


We have audited the accompanying balance sheet of Advantage America, Inc. as of June 30, 2002, and the related statements of income and comprehensive income, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advantage America, Inc., as of June 30, 2002, and the results of its operations and its cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the financial statements, certain corrections have been made to the Company's June 30, 2001 income statement for deferred tax expense. These discoveries were made subsequent to the original issuance of the financial statement.

Sprayberry, Barnes, Marietta & Luttrell


/s/ Sprayberry, Barnes, Marietta & Lutrell


Bakersfield, California
September 23, 2002

                             ADVANTAGE AMERICA, INC.

                                  BALANCE SHEET

                                     ASSETS


                                                        JUNE 30,
                                                          2002
CURRENT ASSETS:
  Cash and cash equivalents                           $    29,062
  Investments - available for sale                        156,531
                                                      ------------
          Total current assets                            185,593

NOTES RECEIVABLE - RELATED PARTIES                      1,057,343
                                                      ------------

                                                      $ 1,242,936
                                                      ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $    19,739
  Deferred income taxes                                    40,475
                                                      ------------

  Total current liabilities                                60,214
                                                      ------------

DEFERRED INCOME TAXES - NONCURRENT                         20,627
                                                      ------------

STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.10
   Authorized - 2,000,000 shares
   Issued and outstanding - 0 shares                           --
  Common stock - par value $.10
   Authorized - 10,000,000 shares
   Issued and outstanding - 3,820,010 shares              382,001
  Additional paid-in capital                            3,850,201
  Accumulated deficit                                  (3,186,992)
  Accumulated other comprehensive income, net of tax      116,885
                                                      ------------
     Total stockholders' equity                         1,162,095
                                                      ------------

                                                      $ 1,242,936
                                                      ============


    The accompanying notes are an integral part of this financial statement.

                                   ADVANTAGE AMERICA, INC.

                        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                          FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                                  (RESTATED)
                                                                       JUNE 30,    JUNE 30,
                                                                         2002        2001
LENDING OPERATIONS INCOME                                             $ 104,198   $  112,523
GENERAL AND ADMINISTRATIVE EXPENSES                                      92,814       87,450
                                                                      ----------  -----------

          Income from operations                                         11,384       25,073
                                                                      ----------  -----------

OTHER INCOME:
  Interest income                                                           693        2,296
  Gain on sale of securities                                                 --        1,562
  Dividend income                                                         2,292          577
                                                                      ----------  -----------

                                                                          2,985        4,435
                                                                      ----------  -----------

          Income before income taxes                                     14,369       29,508
                                                                      ----------  -----------

INCOME TAX EXPENSE (BENEFIT):
  Current                                                                   523       14,458
  Deferred                                                                3,455         (941)
                                                                      ----------  -----------
                                                                          3,978       13,517
                                                                      ----------  -----------

          Net income                                                     10,391       15,991
                                                                      ----------  -----------

OTHER COMPREHENSIVE INCOME:
  Unrealized gain on securities
   available for sale                                                    57,326       24,358
  Reclassification adjustment for gains realized in
   net income                                                                --       (1,562)
  Income tax expense related to other
  comprehensive income                                                   (8,599)      (3,420)
                                                                      ----------  -----------
                                                                         48,727       19,376
                                                                      ----------  -----------
     Comprehensive income                                             $  59,118   $   35,367
                                                                      ==========  ===========

EARNINGS PER COMMON SHARE - BASIC AND DILUTED
(Based on 3,820,010 weighted average shares issued and outstanding):
          Net income                                                  $     nil          nil
                                                                      ==========  ===========


   The accompanying notes are an integral part of these financial statements.

                                            ADVANTAGE  AMERICA,  INC.

                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED JUNE 30, 2002 AND 2001



                                  Common Stock                                  Accumulated
                             --------------------  Additional                     Other
                             Number of              Paid-in     Accumulated    Comprehensive
                               Shares     Amount    Capital       Deficit         Income          Total
                             ----------  --------  ----------  -------------  ---------------  -----------
Balance, June 30, 2000        3,820,010  $382,001  $3,850,201  $ (3,213,374)  $       48,782   $1,067,610

Net income (as restated)             --        --          --        15,991               --       15,991

Unrealized gain on
  securities available for
  sale, net of tax                   --        --          --            --           20,704       20,704

Reclassification
  adjustment, net of tax             --        --          --            --           (1,328)      (1,328)
                             ----------  --------  ----------  -------------  ---------------  -----------

Balance, June 30, 2001
  (as restated)               3,820,010   382,001   3,850,201    (3,197,383)          68,158    1,102,977

Net income                           --        --          --        10,391               --       10,391

Unrealized gain on
  securities available for           --        --          --            --           48,727       48,727
  sale, net of tax
                             ----------  --------  ----------  -------------  ---------------  -----------

Balance, June 30, 2002        3,820,010  $382,001  $3,850,201  $ (3,186,992)  $      116,885   $1,162,095
                             ==========  ========  ==========  =============  ===============  ===========


   The accompanying notes are an integral part of these financial statements.

                                ADVANTAGE AMERICA, INC.

                               STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED JUNE 30, 2002 AND 2001


                                                                  (RESTATED)
                                                     JUNE 30,      JUNE 30,
                                                       2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $     10,391   $  15,991
  Adjustments to reconcile net income to net cash
  used in operating activities -
    Deferred income expense (benefit)                     3,455        (941)
    Gain on sale of securities                               --      (1,562)
    Net change in operating assets and liabilities      (29,154)    (57,940)
                                                   -------------  ----------
    Net cash used in operating activities               (15,308)    (44,452)
                                                   -------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of securities                           --       1,799
                                                   -------------  ----------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                    (15,308)    (42,653)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                    44,370      87,023
                                                   -------------  ----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                    $     29,062   $  44,370
                                                   =============  ==========



   The accompanying notes are an integral part of these financial statements.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY  OF  ACCOUNTING  POLICIES

     This summary of accounting policies of Advantage America, Inc. is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

     a)  Nature  of  Operations

          Advantage America, Inc. loans money to related parties and collects interest. The Company is incorporated in the state of Delaware.

     b)   Basis  of  Accounting

          The Company reports on the accrual basis of accounting for financial statement purposes and the cash basis for income tax reporting purposes.

     c)   Revenue  Recognition

          The Company recognizes revenue when earned in accordance with the terms of the notes to related parties.

     d)   Cash  and  Cash  Equivalents

          For purposes of the statements of cash flows, the Company considers money market funds to be cash equivalents.

     e)   Concentrations

          Cash consists principally of cash on hand and money market funds. The Company periodically throughout the year has maintained balances in excess of federally insured limits. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 in the United States. No balances were uninsured at June 30, 2002. All revenues are derived from related parties.

     f)   Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     g)   Income  Taxes

          Income taxes are provided for the tax effects of the transactions in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of the marketable securities, notes receivable from related parties, and accounts payable for financial and income tax reporting. The deferred tax liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the liabilities are recovered or settled. Deferred tax liabilities are reflected at income tax rates applicable to the period in which the deferred tax liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax liabilities are adjusted through the provision for income taxes.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

(1)  SUMMARY  OF  ACCOUNTING  POLICIES  (CONTINUED)

     h)   Accumulated  Other  Comprehensive  Income

          Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), requires that total comprehensive income be reported in the financial statements for financial periods beginning after December 15, 1997. Total comprehensive income is presented on the statements of operations and comprehensive income. Accumulated other comprehensive income consists of the unrealized gain on marketable securities, net of tax effect.

     i)   Net  Earnings  Per  Share

          Earnings per share is based on the weighted average number of shares of common stock outstanding in each year. There are no potentially dilutive securities.

     j)   Reportable  Segments

          The  company  operates  in  one  business  segment.

(2)  INVESTMENTS - AVAILABLE  FOR  SALE

     The Company determines the appropriate classification of investment securities at the time they are acquired and evaluates the appropriateness of such classification at each balance sheet date. The Company considers the investment securities to be available-for-sale for the year ended June 30, 2002. Available-for-sale securities are those securities not classified as held to maturity or trading securities. Available-for-sale securities are stated at fair value. For purposes of determining the gain (loss) on sale, the cost of securities sold is based on the first-in, first-out method. The amortized cost and estimated fair values as well as gross unrealized gains and losses of the securities were as follows:

                                         Gross       Gross     Estimated
                          Amortized   Unrealized   Unrealized     Fair
     As of June 30, 2002     Cost        Gains       Losses      Value
     -------------------  ----------  -----------  -----------  --------
     Available-for-sale:
       Common Stock       $   19,017  $   137,776  $       261  $156,531
                          ==========  ===========  ===========  ========

The change in net unrealized holding gains on securities available for sale in the amounts of $48,727 and $19,376 net of tax has been charged to other comprehensive income for the years ended June 30, 2002 and 2001, respectively. Realized gains on sales of securities available for sale were $-0- and $1,562 for the years ended June 30, 2002 and 2001, respectively.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

(3)  NOTES  RECEIVABLE  -  RELATED  PARTIES

     Notes receivable from related parties consisted of the following at June 30, 2002:
     Note receivable - Newport Federal Financial, a related party, revolving secured by a certain deed of trust, with interest accruing at 10% and
       adding to principal.  No payments required until November 14, 2002.               $  754,922

     Note receivable - Newport Federal, a related party, revolving, secured by a certain deed of trust, with interest accruing at 10% and adding
       to principal.  No payments required until November 14, 2002.                         302,421
                                                                                         ----------

                                                                                         $1,057,343
                                                                                         ==========

(4)  PREFERRED  STOCK

     2,000,000 shares of preferred stock were authorized at June 30, 2002 and 2001. None of these shares have been issued as of June 30, 2002. The Company's Board of Directors has the ability to a) issue preferred stock,
     b) fix the dividend rights of holders of shares of such series, c) fix the terms on which stock of such series may be redeemed if the shares of such series are to be redeemable, d) fix the rights of the holders of stock of such series upon dissolution or any distribution of assets, e) fix the terms or amount of the sinking fund, if any, to be provided for the purchase or redemption of stock of such series, f) fix the terms upon which the stock of such series may be converted into or exchanged for stock of any other class or classes or of any one or more series of preferred stock if the shares of such series are to be convertible or exchangeable, g) fix the voting rights, if any, of the shares of such series and h) fix such other designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions thereof desired to be so fixed.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (CONTINUED)

(5)  INCOME  TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. The Company is considered a personal holding company for Federal tax purposes and is subject to a surtax at 39.6% of taxable income.


     The components of the Company's deferred current tax liability are as follows:
                                                                        2002

     Accrued interest on notes receivable - related parties           $   40,475
                                                                      ==========
     The components of the Company's net deferred non-current tax liability are as follows:

     Unrealized gain on marketable securities                         $   20,627
                                                                      ==========

     A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                                        (RESTATED)
                                                               2002        2001
       Federal income tax at statutory tax rate             $    5,604   $ 11,508
       State franchise tax                                         523      6,944
       Personal holding company surtax                              --      4,957
       Permanent differences                                        20     11,976
       Change in deferred tax liability                         12,054      2,478
       Adjust income to cash basis for tax return purposes     (14,223)   (24,346)
                                                            -----------  ---------

                                                            $    3,978   $ 13,517
                                                            ===========  =========

(6)  EARNINGS  PER  SHARE

     The  following  data  show the amounts used in computing earnings per share
     (EPS):

                                                                    (RESTATED)
                                                          2002         2001
     Income available to common stockholders
       before adjustments                              $    10,391  $   15,991
     Adjustments                                                --          --
                                                       -----------  ----------
     Income available to common stockholders
       used in basic and diluted EPS                   $    10,391  $   15,991
                                                       ===========  ==========

     Weighted average number of common shares
       outstanding used in basic and diluted EPS       $ 3,820,010  $3,820,010
                                                       ===========  ==========
     EPS - Basic and Diluted                                nil          nil
                                                       ===========  ==========

     The basic and diluted earnings per share calculations are the same for 2002 and 2001 because there are no potentially dilutive securities.

                            ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  (CONTINUED)

(7)  STATEMENTS  OF  CASH  FLOWS

     Net changes in operating assets and liabilities shown on the statements of cash flows consist of the following:

                                                     2002        2001

     (Increase) Decrease:
       Loans made to related parties              $(104,198)  $(112,523)
       Loans collected from related parties         122,000     151,000
     Increase (Decrease):
       Accounts payable                             (40,832)     35,994
       Income tax payable                            (6,124)    (84,035)
       Accrued income tax penalties                      --     (45,376)
       Other current liabilities                         --      (3,000)
                                                  ----------  ----------
                                                  $ (29,154)  $ (57,940)
                                                  ==========  ==========

     SUPPLEMENTARY CASH FLOW INFORMATION:
       Cash paid for interest                     $     136   $  23,613
                                                  ==========  ==========

       Cash paid for income tax                   $   6,647   $  98,493
                                                  ==========  ==========

(8)  RELATED  PARTY  TRANSACTIONS

     At June 30, 2002, the Company had outstanding notes receivable from related parties. Interest income received and accrued on these notes and included in lending operations income were $104,197 and $112,523 for the years ended June 30, 2002 and 2001, respectively.

(9)  RECENT  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 is currently not expected to have a material impact on the Company's financial statements.

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 is required for adoption for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. SFAS 145 is currently not expected to have a material impact on the Company's financial statements.

(10) RESTATEMENT  OF  JUNE  30,  2001

     The accompanying financial statements for June 30, 2001 have been restated to correct deferred tax expense. Deferred tax expense on accounts payable was overstated due to a calculation error. The effect of the restatement was to increase net income at June 30, 2001 by $18,172. The restatement had no impact on earnings per share.