Form 10QSB
period 2002-09-30
ADVANTAGE AMERICA INC
filed 2002-11-19
CIK 1159324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark  One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

( ) TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Number of shares of common stock outstanding as of November 14, 2002   3,820,010

Transitional  Small  Business  Disclosure  Format
(Check  one): Yes( ) No(X)

PART  1.     FINANCIAL  INFORMATION

Item  1.     FINANCIAL  STATEMENTS

                                       ADVANTAGE AMERICA, INC.

                           BALANCE SHEETS - SEPTEMBER 30, 2002 (UNAUDITED)
                                          AND JUNE 30, 2002
                                               ASSETS

                                                               SEPTEMBER 30, 2002      JUNE 30, 2002
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                               $ 20,604          $ 29,062
  Investments, available for sale                                          138,024           156,531
  Notes receivable - related parties                                     1,083,997                --
                                                                        ----------        ----------
Total current assets                                                     1,242,625           185,593
NOTES RECEIVABLE - RELATED PARTIES                                              --         1,057,343
                                                                        ----------        ----------
                                                                       $ 1,242,625       $ 1,242,936
                                                                    ==============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                        $ 70,352          $ 19,739
  Deferred income taxes                                                     36,881            40,475
                                                                        ----------        ----------
    Total current liabilities                                              107,233            60,214

DEFERRED INCOME TAXES - NONCURRENT                                          17,851            20,627
                                                                        ----------        ----------
    Total liabilities                                                      125,084            80,841
                                                                        ----------        ----------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.10
    Authorized - 2,000,000 shares
    Issued and outstanding - 0 shares                                           --                --
  Common stock - par value $.10
    Authorized - 10,000,000 shares
    Issued and outstanding - 3,820,010 shares                              382,001           382,001
    Additional paid-in capital                                           3,850,201         3,850,201
Accumulated deficit                                                    (3,215,815)       (3,186,992)
Accumulated other comprehensive income, net of tax                         101,154           116,885
                                                                        ----------        ----------
Total stockholders' equity                                               1,117,541         1,162,095
                                                                        ----------        ----------
                                                                       $ 1,242,625       $ 1,242,936
                                                                    ==============   ===============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                            ADVANTAGE AMERICA, INC.

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
       FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                         (RESTATED)
                                                             2002           2001
                                                          (UNAUDITED)   (UNAUDITED)
LENDING OPERATIONS INCOME                                    $ 26,654   $ 26,430
GENERAL AND ADMINISTRATIVE EXPENSES                            59,758     27,232
                                                          ------------  --------

    Loss from operations                                      (33,104)     (802)
                                                          ------------  --------

OTHER INCOME:
  Dividend income                                                 572        574
  Interest income                                                 115        299
                                                          ------------  --------

                                                                  687        873
                                                          ------------  --------

    Income (loss) before income taxes                         (32,417)        71
                                                          ------------  --------

INCOME TAX EXPENSE (BENEFIT):
  Current                                                           --     5,220
  Deferred                                                     (3,594)   (1,415)
                                                          ------------  --------

                                                               (3,594)     3,805
                                                          ------------  --------

    Net loss                                                  (28,823)   (3,734)
                                                          ------------  --------

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on securities available for sale       (18,507)    10,646
Income tax benefit (expense) related to other
  comprehensive income (loss)                                   2,776    (1,597)
                                                          ------------  --------

                                                              (15,731)     9,049
                                                          ------------  --------

    Comprehensive income (loss)                             $ (44,554)   $ 5,315
                                                          ============  ========

EARNINGS PER COMMON SHARE - BASIC AND
  DILUTED (Based on 3,820,010 weighted average
  shares issued and outstanding):
    Net loss                                                    $ nil      $ nil
                                                          ============  ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             ADVANTAGE  AMERICA,  INC.
                                 STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                       SEPTEMBER 30, 2002 AND 2001 (UNAUDITED)


                                                                                                     SEPTEMBER 30,
                                                                                                   2002          2001
                                                                                               (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $ ($28,823)     $ (3,734)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
  Deferred income tax benefit                                                                     (3,594)       (1,415)
  Net change in operating assets and liabilities                                                  23,959         8,534
                                                                                             ------------   -----------
Net cash (used in) provided by operating activities                                               (8,458)         3,385
                                                                                             ------------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (8,458)         3,385
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     29,062        44,370
                                                                                             ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $ 20,604      $ 47,755
                                                                                             ============   ===========

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                             ADVANTAGE AMERICA, INC.

       NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2002 (UNAUDITED)

(1)       BASIS  OF  PRESENTATION

          In the opinion of management, the accompanying unaudited financial statements of Advantage America, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2002, and the results of operations and cash flows for the three months ended September 30, 2002 and 2001. The results of operations for the three months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year or for any future period.

          The financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto filed with the Form 10KSB for the fiscal year ended June 30, 2002.

(2)       RESTATEMENT  OF  SEPTEMBER  30,  2001

          The accompanying financial statements for September 30, 2001 have been restated to correct deferred tax benefit. Deferred tax benefit on accounts payable was overstated due to a calculation error. The effect of the restatement was to decrease net income at September 30, 2001 by $13,241. The restatement has no impact on earnings per share
..
(3)       SUBSEQUENT  EVENTS

          On November 14, 2002, notes receivable from related parties totaling $1,097,281, which includes accrued interest through November 14, 2002, were collected in full.

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

Overview
--------

Our primary focus is to find a suitable company with an active operating business with which to merge. In the interim, we plan to continue to invest on a limited basis in selected publicly traded companies and make other investments.

Three Months Ended September 30, 2002 and 2001
----------------------------------------------

Results  of  Operations
-----------------------

The following table sets forth statements of operations data as a percentage of total revenues for the three months ended September 30, 2002 and 2001. The information for the three months ended September 30, 2002 and 2001 has been derived from our unaudited financial statements included in this Report on Form 10-QSB. This information should be read in conjunction with the financial statements and related notes included in this Registration Statement. The operating results in any past period are not necessarily indicative of the results to be expected for any future period.

                                   Three Months Ended
                                     September 30,
                                   2002         2001
                                (UNAUDITED)  (UNAUDITED)

                                       100%      100%
Revenues                        $   26,654   $26,430
Costs and expenses:
General and administrative          59,758    27,232
                                -----------  --------

  Operating loss                  ($33,104)     (802)
                                -----------  --------

Dividend income                        572       574
Interest income                        115       299
                                -----------  --------

                                       687       873
                                -----------  --------

  Net income (loss) before tax    ($32,417)  $    71
                                ===========  ========

Revenues
--------

Our revenues consist of interest income on notes receivable. Our revenues increased 0.85% to $26,654 in 2002 from $26,430 in 2001 for the three months ended September 30, 2002 and 2001. This relatively steady pattern in revenues was the result of principal balances on the notes receivable remaining constant during the period. These notes were repaid in full on November 14, 2002. The Sarbanes-Oxley Act prevents us from continuing our lending activities with affiliates. Because the loans to affiliates were at the interest rate of ten percent per annum, we may experience a significant loss of revenue in future periods. We are considering options for reinvestment.

Cost  of  Revenues
------------------

There were no costs associated with revenues for the three months ended September 30, 2002 and 2001.

Net  Interest  Expense
----------------------

There were no interest expenses for the three months ended September 30, 2002 and 2001.

Marketing  and  Sales
---------------------

There were no expenses associated with marketing and sales for the three months ended September 30, 2002 and 2001.

General  and  Administrative
----------------------------

Our general and administrative expenses are comprised primarily of legal and accounting fees. General and administrative expenses increased 119.44% to $59,758 in 2002 from $27,232 in 2001 for the three months ended September 30, 2002 and 2001. The change was primarily attributable to increased expenses for professional services incurred for public filings and a contemplated merger with a third party. The cost of professional fees related to public company filings will continue to be incurred in future periods. While the contemplated merger was not undertaken, fees related to other potential merger candidates may be incurred. The amount of such fees and the successful consummation of any merger is uncertain.

EBITDA
------

Our profit (loss) before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges ("EBITDA") was ($32,417) in 2002 and $71 in 2001 for the three months then ended.

Liquidity  and  Capital  Resources
----------------------------------

From inception through September 30, 2002, we have financed our operations primarily through private sales of our Common Stock and various working capital lines of credit. At September 30, 2002 and 2001, our principal source of liquidity was approximately $20,604 and $47,755, respectively, in cash and securities. In addition, we have outstanding loans in the amounts of $1,083,997 and $1,021,575 at September 30, 2002 and 2001, respectively. These loans were repaid in full on November 14, 2002. The Sarbanes-Oxley Act prevents us from continuing our lending activities with affiliates. Because the loans to affiliates were at the interest rate of ten percent per annum, we may experience a significant loss of revenue in future periods. We are considering options for reinvestment.

The net cash used in operating activities was $8,458 for the three months ended September 30, 2002 and net cash provided by operating activities for the three months ended September 30, 2001, was $3,385. This change was primarily attributable to increased payments for professional services incurred for public company filings.

There was no net cash provided by investing or financing activities for the three months ended September 30, 2002 and 2001.

We have sufficient cash to cover our anticipated expenses over the next twelve month.

Factors  Affecting  Future  Results
-----------------------------------

Need  For  Additional  Capital
------------------------------

We have limited operating capital. If we are successful in merging with an operating company, we may require additional funding before we can finance our operations and growth wholly on internally generated funds.

Uncertainty  of  Realizing  New  Strategic  Relationships
---------------------------------------------------------

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

Anti-Takeover  Provisions
-------------------------

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

Limited  Operating  History
---------------------------

We have had a limited operating history, which makes an evaluation of our future prospects very difficult. Once a strategic partner is identified, there can be no assurances that we will provide a product or service to non-affiliates or will operate as intended.

Failure  to  Achieve  and  Maintain  Listing  on  Major  Stock  Market
----------------------------------------------------------------------

Our Common Stock is not traded on any stock exchange. While the listing of our stock does not have a direct effect on our operations, it has an effect on the perception of us amongst potential investors and can have an effect on our ability to raise additional funds. It can also impact the dilution associated with any financing.

No  Product  or  Service  to  Generate  Revenues
------------------------------------------------

We currently offer no product or service to non-affiliates that are revenue generating.

Unsuccessful  Acquisitions  Could  Harm  Operating  Results, Business and Growth
--------------------------------------------------------------------------------

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

Quarterly  Results  May  Be Subject to Significant Fluctuations; Expectations of
--------------------------------------------------------------------------------
Investors  May  Not  Be  Met
----------------------------

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

No  Insurance
-------------

We have no insurance covering our operations, potential products or services or director and officers.

Success  Depends  on  Key  Personnel;  No  "Key  Man"  Life  Insurance
----------------------------------------------------------------------

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

Strain  on  Limited  Resources  Due  to  Need  to  Manage  Growth  and Expansion
--------------------------------------------------------------------------------

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

Shares  Eligible  for  Future  Sale
-----------------------------------

Sales of substantial amounts of our Common Stock in the public market could adversely affect prevailing market prices for the Common Stock.

Item  4          CONTROLS  AND  PROCEDURES

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

              None.

Item  3.      DEFAULTS  UPON  SENIOR  SECURITIES

              None.

Item  4.      SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

              None.

Item  5.     OTHER  INFORMATION

          We entered into a nonbinding discussion with a third party to acquire it in exchange for our stock. We undertook substantial due diligence and retained legal counsel to assist us in our due diligence and provide general legal guidance. After a thorough review, we decided not to proceed with the transaction.

Item  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             (a)  EXHIBITS:

                  None.

             (b)  REPORTS  ON  FORM  8-K:

                  None.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE  AMERICA,  INC.

By:       /s/ M.C. Horning, Jr.
          -----------------------------
          M.C.  Horning,  Jr.
          Chief Executive Officer, President and Chief Financial Officer

Date:     November 19, 2002


                                 CERTIFICATIONS

     I,  M.C.  Horning,  Jr.,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Advantage America, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002


     /s/ M.C. Horning, Jr.
     ----------------------------------
     M.C.  Horning,  Jr.
     Chairman of the Board, Chief Executive Officer,

     President  and  Chief  Financial  Officer
     (Principal  Executive  Officer  and  Principal
     Financial  and  Accounting  Officer)

In connection with the accompanying Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended September 30, 2002, I, M.C. Horning, Jr., Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer of Advantage America, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) such Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended September 30, 2002, fully complies with the requirements of
          Section  13(a)  or  15(d)  of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended September 30, 2002, fairly presents, in all material respects, the financial condition and results of operations of Advantage America, Inc.

Date:  November 19, 2002


     /s/ M.C. Horning, Jr.
     ----------------------------------
     M.C.  Horning,  Jr.
     Chairman of the Board, Chief Executive Officer,
     President and Chief Financial Officer
     (Principal Executive Officer and Principal
     Financial and Accounting Officer)