Form 10QSB
period 2002-12-31
ADVANTAGE AMERICA INC
filed 2003-02-14
CIK 1159324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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
Yes  [X]  No  [ ]

Number of shares of common stock outstanding as of February 14, 2003   3,820,010

Transitional  Small  Business  Disclosure  Format
(Check  one):  Yes  [ ]  No  [X]

PART  1.     FINANCIAL  INFORMATION
Item  1.     FINANCIAL  STATEMENTS

                                DVANTAGE  AMERICA,  INC.
                     BALANCE SHEETS - DECEMBER 31, 2002 (UNAUDITED)
                                    AND JUNE 30, 2002
                                         ASSETS

                                                     DECEMBER 31, 2002    JUNE 30, 2002
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                         $        1,038,995   $       29,062
  Investments, available for sale                              143,992          156,531
  Deferred income taxes                                          2,233               --
                                                    -------------------  ---------------
Total current assets                                         1,185,220          185,593
NOTES RECEIVABLE - RELATED PARTIES                                  --        1,057,343
                                                    -------------------  ---------------
                                                    $        1,185,220   $    1,242,936
                                                    ===================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                  $           14,885   $       19,739
  Federal taxes payable                                        171,452               --
  Deferred income taxes                                             --           40,475
                                                    -------------------  ---------------
      Total current liabilities                                186,337           60,214

DEFERRED INCOME TAXES - NONCURRENT                              18,746           20,627
                                                    -------------------  ---------------
      Total liabilities                                        205,083           80,841
                                                    -------------------  ---------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.10
      Authorized - 2,000,000 shares
      Issued and outstanding - 0 shares                             --               --
  Common stock - par value $.10
      Authorized - 10,000,000 shares
      Issued and outstanding - 3,820,010 shares                382,001          382,001
      Additional paid-in capital                             3,850,201        3,850,201
Accumulated deficit                                         (3,358,292)      (3,186,992)
Accumulated other comprehensive income, net of tax             106,227          116,885
                                                    -------------------  ---------------
Total stockholders' equity                                     980,137        1,162,095
                                                    -------------------  ---------------
                                                    $        1,185,220   $    1,242,936
                                                    ===================  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                    ADVANTAGE AMERICA, INC.

                    STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
        FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001 (UNAUDITED)

                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                       DECEMBER 31,                    DECEMBER 31,
                                                (RESTATED)                        (RESTATED)
                                   2002            2001             2002             2001
                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
LENDING OPERATIONS
INCOME                        $      13,284   $       25,753   $       39,938   $       52,183
GENERAL AND
ADMINISTRATIVE
EXPENSES                             26,954           21,911           86,712           49,143
                              --------------  ---------------  ---------------  ---------------
Income (loss) from
operations                          (13,670)           3,842          (46,774)           3,040
                              --------------  ---------------  ---------------  ---------------
OTHER INCOME:
  Dividend income                       614              571            1,186            1,145
  Interest income                     2,917              178            3,032              477
                              --------------  ---------------  ---------------  ---------------
                                      3,531              749            4,218            1,622
                              --------------  ---------------  ---------------  ---------------
Income (loss) before income
taxes                               (10,139)           4,591          (42,556)           4,662
                              --------------  ---------------  ---------------  ---------------
INCOME TAX EXPENSE
(BENEFIT):
  Current                           171,452           (5,220)         171,452               --
  Deferred                          (39,114)           2,381          (42,708)             966
                              --------------  ---------------  ---------------  ---------------
                                    132,338           (2,839)         128,744              966
                              --------------  ---------------  ---------------  ---------------
    Net income (loss)              (142,477)           7,430         (171,300)           3,696
                              --------------  ---------------  ---------------  ---------------
OTHER COMPREHENSIVE
INCOME (LOSS):
  Unrealized gain (loss) on
  securities available for
  sale                                5,968           19,721          (12,539)          30,367
  Income tax benefit
  (expense) related to other
  comprehensive income
  (loss)                               (895)          (2,958)           1,881           (4,555)
                              --------------  ---------------  ---------------  ---------------
                                      5,073           16,763          (10,658)          25,812
                              --------------  ---------------  ---------------  ---------------


  Comprehensive income
  (loss)                      $    (137,404)  $       24,193   $     (181,958)  $       29,508
                              ==============  ===============  ===============  ===============
EARNINGS PER COMMON
  SHARE - BASIC AND
  DILUTED (Based on
  3,820,010 weighted average
  shares issued and
  outstanding):
    Net income (loss)         $        (.04)  $          nil   $         (.05)  $          nil
                              ==============  ===============  ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   ADVANTAGE AMERICA, INC.

                                             STATEMENTS OF STOCKHOLDERS' EQUITY

                                          FOR THE YEAR ENDED JUNE 30, 2002 AND THE
                                       SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)

                                      Common Stock                                                         Accumulated
                           ----------------------------------       Additional                                Other
                                Number            Common             Paid-In            Retained          Comprehensive
                              of Shares            Stock             Capital            Earnings              Income
                           ----------------  -----------------  -----------------  ------------------  ---------------------
Balance, June 30, 2001            3,820,010  $         382,001  $       3,850,201  $      (3,197,383)  $             68,158
(as restated)
Net Income                               --                 --                 --             10,391                     --
Unrealized gain on
securities available for
sale, net of tax                         --                 --                 --                 --                 48,727
                           ----------------  -----------------  -----------------  ------------------  ---------------------
Balance, June 30, 2002            3,820,010            382,001          3,850,201         (3,186,992)               116,885
Net Loss                                 --                 --                 --           (171,300)                    --
Unrealized gain on
securities available for
sale, net of tax                         --                 --                 --                 --                (10,658)
                           ----------------  -----------------  -----------------  ------------------  ---------------------
Balance, December 31,
2002                              3,820,010  $         382,001  $       3,850,201  $      (3,358,292)  $            106,227
                           ================  =================  =================  ==================  =====================


                                 Total
                           ------------------
Balance, June 30, 2001     $       1,102,977
(as restated)
Net Income                            10,391
Unrealized gain on
securities available for
sale, net of tax                      48,727
                           ------------------
Balance, June 30, 2002             1,162,095
Net Loss                            (171,300)
Unrealized gain on
securities available for
sale, net of tax                     (10,658)
                           ------------------
Balance, December 31,
2002                       $         980,137
                           ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                ADVANTAGE AMERICA, INC.

                   STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                         DECEMBER 31, 2002 AND 2001 (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                  DECEMBER  31,
                                                                           (RESTATED)
                                                              2002            2001
                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $    (171,300)  $       3,696
Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities:
  Deferred income tax expense (benefit)                        (42,708)            966
  Net change in operating assets and liabilities               166,598         (12,566)
                                                         --------------  --------------
Net cash (used in) provided by operating activities            (47,410)         (7,904)
                                                         --------------  --------------
CASH FLOW FROM INVESTING ACTIVITIES:
Principal repayments of notes receivable - related
  parties                                                    1,057,343              --
                                                         --------------  --------------
Net cash provided by investing activities                    1,057,343              --
                                                         --------------  --------------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                           1,009,933          (7,904)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                                     29,062          44,370
                                                         --------------  --------------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                 $   1,038,995   $      36,466
                                                         ==============  ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             ADVANTAGE AMERICA, INC.

        NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 (UNAUDITED)

(1)  BASIS  OF  PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of Advantage America, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2002, and the results of operations and cash flows for the three months and six months ended December 31, 2002 and 2001. The results of operations for the three months and six months ended December 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year or for any future period.

     The financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto filed with the Form 10-KSB for the fiscal year ended June 30, 2002.

(2)  RESTATEMENT  OF  DECEMBER  31,  2001

     The accompanying financial statements for the three months ended December 31, 2001 have been restated to correct deferred tax expense. Deferred tax expense on accounts payable was overstated due to a calculation error. The effect of the restatement was to increase net income for the three months ended December 31, 2001 by $2,964. The accompanying financial statements for the six months ended December 31, 2001 have been restated to correct deferred tax benefit. Deferred tax benefit on accounts payable was overstated due to a calculation error. The effect of the restatement was to decrease net income for the six months ended December 31, 2001 by $10,277. The restatements have no impact on earnings per share.

(3)  INCOME  TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. The Company is considered a personal holding company for Federal tax purposes and is subject to a surtax at 38.6% of taxable income.

                                                    SIX  MONTHS  ENDED
                                                        DECEMBER  31,
                                                            2002
The components of the Company's deferred
current tax asset are as follows:

Accounts payable                                       $      2,233
                                                       ============
The components of the Company's net
    deferred non-current tax liability are as follows:

Unrealized gain on marketable securities               $        895
                                                       ============

A reconciliation of the provision for
income taxes to the amount computed
at the federal statutory rate is as follows:

  Federal income tax at statutory tax rate             $         0
  Personal holding company surtax                           93,616
  Permanent differences                                         55
  Change in deferred tax liability                         (44,589)
  Adjust income to cash basis for tax return purposes       79,662
                                                       ------------
                                                           $128,744
                                                       ============

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

Three Months and Six Months Ended December 31, 2002 and 2001
------------------------------------------------------------

Results  of  Operations
-----------------------

The following table sets forth statements of operations data as a percentage of total revenues for the three months and six months ended December 31, 2002 and 2001. The information for the three months and six months ended December 31, 2002 and 2001 has been derived from our unaudited financial statements included in this Report on Form 10-QSB. This information should be read in conjunction with the financial statements and related notes included in this Registration Statement. The operating results in any past period are not necessarily indicative of the results to be expected for any future period.

                              Three Months Ended                Six Months Ended
                                  December  31,                   December  31,
                                           (RESTATED)                       (RESTATED)
                              2002            2001            2002             2001
                          (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                         --------------  --------------  ----------------  -------------
                                   100%            100%             100%            100%
Revenues                 $      13,284   $      25,753   $       39,938   $      52,183
Costs and expenses:
General and
  administrative                26,954          21,911           86,712          49,143
                         --------------  --------------  ----------------  -------------
Operating income (loss)        (13,670)          3,842          (46,774)          3,040
                         --------------  --------------  ----------------  -------------

Dividend income                    614             571            1,186           1,145
Interest income                  2,917             178            3,032             477
                         --------------  --------------  ----------------  -------------
                                 3,531             749            4,218           1,622
                         --------------  --------------  ----------------  -------------
Net income (loss)
  before tax             $     (10,139)  $       4,591   $      (42,556)  $       4,662
                         ==============  ==============  ================  =============

Revenues
--------

Our revenues consist of interest income on notes receivable. Our revenues decreased 48.4% to $13,284 in 2002 from $25,753 in 2001 for the three months ended December 31, 2002 and 2001. Our revenues decreased 23.5% to $39,938 in 2002 from $52,183 in 2001 for the six months ended December 31, 2002 and 2001. This decrease in revenues was the result of principal balances on the notes receivable being paid in full on November 14, 2002. The Sarbanes-Oxley Act prevents us from continuing our lending activities with affiliates. Because the loans to affiliates were at the interest rate of ten percent per annum, we may experience a significant loss of revenue in future periods. We are considering options for reinvestment.

Cost  of  Revenues
------------------

There were no costs associated with revenues for the three months or six months ended December 31, 2002 and 2001.

Net  Interest  Expense
----------------------

There were no interest expenses for the three months or six months ended December 31, 2002 and 2001.

Marketing  and  Sales
---------------------

There were no expenses associated with marketing and sales for the three months or six months ended December 31, 2002 and 2001.

General  and  Administrative
----------------------------

Our general and administrative expenses are comprised primarily of legal and accounting fees. General and administrative expenses increased 23.0% to $26,954 in 2002 from $21,911 in 2001 for the three months ended December 31, 2002 and 2001. General and administrative expenses increased 76.4% to $86,712 in 2002 from $49,143 in 2001 for the six months ended December 31, 2002 and 2001. The change was primarily attributable to increased expenses for professional services incurred for public filings and a contemplated merger with a third party. The cost of professional fees related to public company filings will continue to be incurred in future periods. While the contemplated merger was not undertaken, fees related to other potential merger candidates may be incurred. The amount of such fees and the successful consummation of any merger is uncertain.

EBITDA
------

Our profit (loss) before net interest expense, income taxes, depreciation, amortization (including amortization of deferred stock compensation) and other non-cash charges ("EBITDA") was $(10,139) in 2002 and $4,591 in 2001 for the three months then ended, and $(42,556) in 2002 and $4,662 in 2001 for the six months then ended.

Liquidity  and  Capital  Resources
----------------------------------

From inception through December 31, 2002, we have financed our operations primarily through private sales of our Common Stock and various working capital lines of credit. At December 31, 2002 and 2001, our principal source of liquidity was approximately $1,038,995 and $36,466, respectively, in cash and equivalents. In addition, notes receivable due from related parties were paid in full (repayment totaling $1,097,281) on November 14, 2002. The Sarbanes-Oxley Act prevents us from continuing our lending activities with affiliates. Because the loans to affiliates were at the interest rate of ten percent per annum, we may experience a significant loss of revenue in future periods. We are considering options for reinvestment.

The net cash used in operating activities was $47,410 for the six months ended December 31, 2002 and net cash used in operating activities for the six months ended December 31, 2001, was $7,904. This change was primarily attributable to increased payments for professional services in connection with the evaluation of a potential merger candidate.

The net cash provided by investing activities was $1,057,343 for the six months ended December 31, 2002. This cash was generated from the repayment of principal on notes receivable during the current period. There was no net cash provided by or used in investing activities during the six months ended December 31, 2001.

There was no net cash provided by or used in financing activities for the six months ended December 31, 2002 and 2001.

We have sufficient cash to cover our anticipated expenses over the next twelve months.

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

Item  3.       CONTROLS  AND  PROCEDURES

Our former Chief Executive Officer and Chief Financial Officer has concluded, based on his evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART  II  -- OTHER  INFORMATION

Item  1.     LEGAL  PROCEEDINGS

             None.

Item  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

             None.

Item  3.     DEFAULTS  UPON  SENIOR  SECURITIES

             None.

Item  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On January 24, 2003, we submitted a notice of annual meeting and proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our security holders for our annual meeting of stockholders to be held on February 19, 2003.

Item  5.     OTHER  INFORMATION

     On February 14, 2003, M.C. Horning, Jr. resigned as our Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer.

Item  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             (a)  EXHIBITS:

             None.

             (b)  REPORTS  ON  FORM  8-K:

     Report on Form 8-K filed January 8, 2003 regarding a change in the registrant's certifying accountant

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE  AMERICA,  INC.

By:

          /s/  M.C.  Horning  III
          -----------------------
          M.C. Horning III
          Vice President and Secretary

Date:     February 14, 2003


                                 CERTIFICATIONS

     I,  M.C.  Horning  III,  certify  that:

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

Date:  February  14,  2003


     /s/  M.C.  Horning  III
     -----------------------
     M.C.  Horning  III
     Vice  President  and  Secretary
     (Principal Executive Officer and Principal
     Financial and Accounting Officer)

In connection with the accompanying Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended December 31, 2002, I, M.C. Horning III, Vice President and Secretary of Advantage America, Inc., hereby certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) such Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended December 31, 2002, fully complies with the requirements of
          Section  13(a)  or  15(d)  of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Advantage America, Inc.

Date:  February 14, 2003



     /s/  M.C. Horning III
     ---------------------
     M.C.  Horning  III
     Vice  President and Secretary
     (Principal Executive Officer and Principal
     Financial and Accounting Officer)