Form 10QSB/A
period 2002-12-31
ADVANTAGE AMERICA INC
filed 2003-04-01
CIK 1159324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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


Number of shares of common stock outstanding as of March 28, 2003      3,820,010


Transitional Small Business Disclosure Format
(Check one):  Yes [ ] No [X]

EXPLANATORY  NOTE

AMENDED  ITEMS

     The Company hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2002, as set forth herein:

     Part  I  -  FINANCIAL  INFORMATION

     Item  1.     Financial  Statements

     The financial information of the Company is amended to read in its entirety as set forth herein and is incorporated herein by reference.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" is amended to read in its entirety as set forth herein and is incorporated hereby by reference.

PART 1.     FINANCIAL INFORMATION
Item 1.     FINANCIAL STATEMENTS

                                 ADVANTAGE AMERICA, INC.
                      BALANCE SHEETS - DECEMBER 31, 2002 (UNAUDITED)
                                    AND JUNE 30, 2002
                                          ASSETS


                                                      DECEMBER 31, 2002    JUNE 30, 2002
                                                         (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                          $        1,038,995   $       29,062
  Investments in public companies, available for sale           143,992          156,531
  Deferred income taxes                                           2,233               --
                                                     -------------------  ---------------
Total current assets                                          1,185,220          185,593
NOTES RECEIVABLE - RELATED PARTIES                                   --        1,057,343
                                                     -------------------  ---------------
                                                     $        1,185,220   $    1,242,936
                                                     ===================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                   $           14,885   $       19,739
  Federal taxes payable                                         171,452               --
  Deferred income taxes                                              --           40,475
                                                     -------------------  ---------------
      Total current liabilities                                 186,337           60,214

DEFERRED INCOME TAXES - NONCURRENT                               18,746           20,627
                                                     -------------------  ---------------
      Total liabilities                                         205,083           80,841
                                                     -------------------  ---------------
STOCKHOLDERS' EQUITY:
  Preferred stock - par value $.10
    Authorized - 2,000,000 shares
    Issued and outstanding - 0 shares                                --               --
  Common stock - par value $.10
    Authorized - 10,000,000 shares
    Issued and outstanding - 3,820,010 shares                   382,001          382,001
    Additional paid-in capital                                3,850,201        3,850,201
Accumulated deficit                                          (3,358,292)      (3,186,992)
Accumulated other comprehensive income, net of tax              106,227          116,885
                                                     -------------------  ---------------
Total stockholders' equity                                      980,137        1,162,095
                                                     -------------------  ---------------
                                                     $        1,185,220   $    1,242,936
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                        ADVANTAGE AMERICA, INC.
                                   STATEMENTS OF STOCKHOLDERS' EQUITY
                                FOR THE YEAR ENDED JUNE 30, 2002 AND THE
                             SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)

                               Common Stock                                  Accumulated
                           -------------------  Additional                      Other
                            Number     Common     Paid-In      Retained     Comprehensive
                           of Shares   Stock      Capital      Earnings        Income          Total
                           ---------  --------  -----------  ------------  ---------------  -----------
Balance, June 30, 2001
(as restated)              3,820,010  $382,001  $ 3,850,201  $(3,197,383)  $       68,158   $1,102,977
Net Income                        --        --           --       10,391               --       10,391
Unrealized gain on
securities available for
sale, net of tax                                                                   48,727       48,727
                           ---------  --------  -----------  ------------  ---------------  -----------
Balance, June 30, 2002     3,820,010   382,001    3,850,201   (3,186,992)         116,885    1,162,095
Net Loss                          --        --           --     (171,300)              --     (171,300)
Unrealized gain on
securities available for
sale, net of tax                                                                  (10,658)     (10,658)
                           ---------  --------  -----------  ------------  ---------------  -----------
Balance, December 31,
2002                       3,820,010  $382,001  $ 3,850,201  $(3,358,292)  $      106,227   $  980,137
                           =========  ========  ===========  ============  ===============  ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                ADVANTAGE AMERICA, INC.
                   STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                        DECEMBER 31, 2002 AND 2001 (UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                                          (RESTATED)
                                                              2002           2001
                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $    (171,300)  $      3,696
Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Deferred income tax expense (benefit)                      (42,708)           966
    Net change in operating assets and liabilities             166,598        (12,566)
                                                         --------------  -------------
Net cash (used in) provided by operating activities            (47,410)        (7,904)
                                                         --------------  -------------
CASH FLOW FROM INVESTING ACTIVITIES:
Principal repayments of notes receivable - related
    parties                                                  1,057,343             --
                                                         --------------  -------------
Net cash provided by investing activities                    1,057,343             --
                                                         --------------  -------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                         1,009,933         (7,904)
CASH AND CASH EQUIVALENTS, BEGINNING
    OF PERIOD                                                   29,062         44,370
                                                         --------------  -------------
CASH AND CASH EQUIVALENTS, END OF
    PERIOD                                               $   1,038,995   $     36,466
                                                         ==============  =============


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


     In prior periods, management estimated that upon collection of the accrued interest it would pay dividends, eliminating the personal holding company surtax. Therefore, the surtax was excluded from prior periods' deferred tax calculations. However, during the period ended December 31, 2002, management began reconsidering the possibility of paying dividends that would eliminate the personal holding company surtax. Due to this change of estimate, the personal holding company surtax has been included in the tax accrual and charged to expense in that period.

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                         2002
The components of the Company's deferred current tax asset
are as follows:

Accounts payable                                                  $           2,233
                                                                  ==================

The components of the Company's net deferred non-current tax liability are as follows:

Unrealized gain on marketable securities                          $             895
                                                                  ==================

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

  Federal income tax at statutory tax rate                        $               0
  Personal holding company surtax                                            93,616
  Permanent differences                                                          55
  Change in deferred tax liability                                          (44,589)
  Adjust income to cash basis for tax return purposes                        79,662
                                                                  ------------------
                                                                  $         128,744
                                                                  ==================



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

Three Months and Six Months Ended December 31, 2002 and 2001
------------------------------------------------------------

Results  of  Operations
-----------------------


The following table sets forth statements of operations data as a percentage of total revenues for the three months and six months ended December 31, 2002 and 2001. The information for the three months and six months ended December 31, 2002 and 2001 has been derived from our unaudited financial statements included in this Report on Form 10-QSB/A. This information should be read in conjunction with the financial statements and related notes included in this Registration Statement. The operating results in any past period are not necessarily indicative of the results to be expected for any future period.


                           Three Months Ended                Six Months Ended
                              December 31,                     December 31,
                                        (RESTATED)                       (RESTATED)
                           2002            2001            2002             2001
                       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                      --------------  --------------  ---------------  --------------
                                100%            100%             100%            100%
Revenues              $      13,284   $      25,753   $       39,938   $      52,183
Costs and expenses:
General and
  administrative             26,954          21,911           86,712          49,143
                      --------------  --------------  ---------------  --------------
Operating income
(loss)                      (13,670)          3,842          (46,774)          3,040
                      --------------  --------------  ---------------  --------------

Dividend income                 614             571            1,186           1,145
Interest income               2,917             178            3,032             477
                      --------------  --------------  ---------------  --------------
                              3,531             749            4,218           1,622
                      --------------  --------------  ---------------  --------------
Net income (loss)
  before tax          $     (10,139)  $       4,591   $      (42,556)  $       4,662
                      ==============  ==============  ===============  ==============

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

Item  3.       CONTROLS  AND  PROCEDURES


Our President and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.



PART  II -- OTHER  INFORMATION

Item 1.   LEGAL  PROCEEDINGS

          None.

Item 2.   CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

          None.

Item 3.   DEFAULTS  UPON  SENIOR  SECURITIES

          None.

Item 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On January 24, 2003, we submitted a notice of annual meeting and proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, to our security holders for our annual meeting of stockholders held on February 19, 2003.

Item 5.   OTHER  INFORMATION

     On February 14, 2003, M.C. Horning, Jr. resigned as our Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer. At our annual meeting of stockholders held on February 19, 2003, M.C. Horning III was elected President and R. Bradley Redelsperger was elected Chief Financial Officer.


Item 6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  EXHIBITS:

               None.

          (b)  REPORTS ON FORM 8-K:

     Report on Form 8-K filed January 8, 2003 regarding a change in the registrant's certifying accountant.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE  AMERICA,  INC.

By:


        /s/ M.C. Horning III
        --------------------
        M.C. Horning III
        President

Date:   March 28, 2003

                                 CERTIFICATIONS

     Each of M.C. Horning III and R. Bradley Redelsperger certify that:

     1. I have reviewed this quarterly report on Form 10-QSB/A of Advantage America, Inc.;

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


Date:  March 28, 2003



     /s/ M.C. Horning III
     --------------------
     M.C. Horning III
     President
     (Principal Executive Officer)

     /s/ R. Bradley Redelsperger
     ---------------------------
     R. Bradley Redelsperger
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

In connection with the accompanying Form 10-QSB/A of Advantage America, Inc. for the Fiscal Quarter Ended December 31, 2002, each of M.C. Horning III, President, and R. Bradley Redelsperger, Chief Financial Officer, of Advantage America, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  to  my  knowledge,  that:

(1) such Form 10-QSB/A of Advantage America, Inc. for the Fiscal Quarter Ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-QSB/A of Advantage America, Inc. for the Fiscal Quarter Ended December 31, 2002, fairly presents, in all material respects, the financial condition and results of operations of Advantage America, Inc.

Date:  March 28, 2003



     /s/ M.C. Horning III
     --------------------
     M.C. Horning III
     President
     (Principal Executive Officer)


     /s/ R. Bradley Redelsperger
     ---------------------------
     R. Bradley Redelsperger
     Chief Financial Officer
     (Principal Financial and Accounting Officer)