Form 10QSB
period 2003-03-31
ADVANTAGE AMERICA INC
filed 2003-05-15
CIK 1159324

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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
Yes  [X]   No  [ ]

Number of shares of common stock outstanding as of May 14, 2003        3,820,010

Transitional Small Business Disclosure Format
(Check one): Yes  [ ]  No  [X]

PART  1.     FINANCIAL  INFORMATION
Item  1.     FINANCIAL  STATEMENTS

                                  ADVANTAGE AMERICA, INC.
                        BALANCE SHEETS - MARCH 31, 2003 (UNAUDITED)
                                     AND JUNE 30, 2002
                                          ASSETS


                                                         MARCH 31, 2003
                                                          (UNAUDITED)      JUNE 30, 2002
CURRENT ASSETS:
   Cash and cash equivalents                            $     1,037,216   $        29,062
   Investments in public companies, available for sale          146,385           156,531
   Deferred income taxes                                          4,902                --
                                                         ---------------  ----------------
      Total current assets                                    1,188,503           185,593
NOTES RECEIVABLE - RELATED PARTIES                                   --         1,057,343
                                                         ---------------  ----------------
                                                        $     1,188,503   $     1,242,936
                                                        ================  ================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $        32,682   $        19,739
   Federal income taxes payable                                 162,986                --
   Deferred income taxes                                             --            40,475
                                                         ---------------  ----------------
      Total current liabilities                                 195,668            60,214

DEFERRED INCOME TAXES - NONCURRENT                               19,105            20,627
                                                         ---------------  ----------------
      Total liabilities                                         214,773            80,841
                                                         ---------------  ----------------
STOCKHOLDERS' EQUITY:
   Preferred stock - par value $.10
      Authorized - 2,000,000 shares
      Issued and outstanding - 0 shares                              --                --
   Common stock - par value $.10
      Authorized - 10,000,000 shares
      Issued and outstanding - 3,820,010 shares                 382,001           382,001
   Additional paid-in capital                                 3,850,201         3,850,201
   Accumulated deficit                                       (3,366,733)       (3,186,992)
   Accumulated other comprehensive income, net of tax           108,261           116,885
                                                         ---------------  ----------------
      Total stockholders' equity                                973,730         1,162,095
                                                         ---------------  ----------------
                                                        $     1,188,503   $     1,242,936
                                                        ================  ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      ADVANTAGE AMERICA, INC.
                      STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                            (UNAUDITED)

                                     THREE MONTHS ENDED                NINE MONTHS ENDED
                                           MARCH 31,                        MARCH 31,
                                                  (RESTATED)                        (RESTATED)
                                     2003            2002             2003             2002
                                 (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
LENDING OPERATIONS
INCOME                          $          --   $       25,900   $       39,938   $       78,083
GENERAL AND
ADMINISTRATIVE
EXPENSES                               21,154            8,704          107,867           57,847
                                --------------  ---------------  ---------------  ---------------
Income (loss) from operations         (21,154)          17,196          (67,929)          20,236
                                --------------  ---------------  ---------------  ---------------
OTHER INCOME:
   Dividend income                        723              569            1,909            1,713
   Interest income                        856              103            3,888              580
                                --------------  ---------------  ---------------  ---------------
                                        1,579              672            5,797            2,293
                                --------------  ---------------  ---------------  ---------------
Income (loss) before income
taxes                                 (19,575)          17,868          (62,132)          22,529
                                --------------  ---------------  ---------------  ---------------
INCOME TAX EXPENSE
(BENEFIT):
   Current                             (8,466)           3,712          162,986            3,712
   Deferred                            (2,669)           1,460          (45,377)           2,426
                                --------------  ---------------  ---------------  ---------------
                                      (11,135)           5,172          117,609            6,138
                                --------------  ---------------  ---------------  ---------------
      Net income (loss)                (8,440)          12,696         (179,741)          16,391
                                --------------  ---------------  ---------------  ---------------
OTHER COMPREHENSIVE
INCOME (LOSS):
   Unrealized gain (loss) on
   securities available for
   sale                                 2,393            3,632          (10,146)          33,999
   Income tax benefit
   (expense) related to other
   comprehensive income
   (loss)                                (359)            (545)           1,522           (5,100)
                                --------------  ---------------  ---------------  ---------------
                                        2,034            3,087           (8,624)          28,899
                                --------------  ---------------  ---------------  ---------------
   Comprehensive income
   (loss)                       $      (6,406)          15,783   $     (188,365)          45,290
                                ==============  ===============  ===============  ===============
EARNINGS PER COMMON
   SHARE - BASIC AND
   DILUTED (Based on
   3,820,010 weighted average
   shares issued and
   outstanding):
      Net income (loss)         $         nil   $          nil   $         (.05)  $          .01
                                ==============  ===============  ===============  ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                         ADVANTAGE AMERICA, INC.

                                   STATEMENTS OF STOCKHOLDERS' EQUITY

                                FOR THE YEAR ENDED JUNE 30, 2002 AND THE
                              NINE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)


                              Common Stock
                           -------------------                                Accumulated
                                                 Additional                      Other
                                                  Paid-In     Accumulated    Comprehensive
                            Shares     Amount     Capital       Deficit          Income         Total
                           ---------  --------  -----------  -------------  ---------------  -----------
Balance, June 30, 2001
(as restated)              3,820,010  $382,001  $ 3,850,201  $ (3,197,383)  $       68,158   $1,102,977
Net Income                        --        --           --        10,391               --       10,391
Unrealized gain on
securities available for
sale, net of tax                                                                    48,727       48,727
                           ---------  --------  -----------  -------------  ---------------  -----------

Balance, June 30, 2002     3,820,010   382,001    3,850,201    (3,186,992)         116,885    1,162,095
Net Loss                          --        --           --      (179,741)              --     (179,741)
Unrealized loss on
securities available for
sale, net of tax                                                                    (8,624)      (8,624)
                           ---------  --------  -----------  -------------  ---------------  -----------

Balance, March 31,
2003                       3,820,010  $382,001  $ 3,850,201  $ (3,366,733)  $      108,261   $  973,730
                           =========  ========  ===========  =============  ===============  ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                  ADVANTAGE AMERICA, INC.

                   STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                          MARCH 31, 2003 AND 2002 (UNAUDITED)


                                                               NINE MONTHS ENDED
                                                                   MARCH 31,
                                                                           (RESTATED)
                                                              2003            2002
                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $    (179,741)         16,391
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Deferred income tax expense (benefit)                       (45,377)          2,426
   Net change in operating assets and liabilities              175,929         (19,104)
                                                         --------------  --------------
Net cash used in operating activities                          (49,189)           (287)
                                                         --------------  --------------
CASH FLOW FROM INVESTING ACTIVITIES:
Principal repayments of notes receivable - related
   parties                                                   1,057,343              --
                                                          ------------     -----------
Net cash provided by investing activities                    1,057,343              --
                                                          ------------     -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                          1,008,154            (287)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                    29,062          44,370
                                                         --------------  --------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD                                                $   1,037,216   $      44,083
                                                         ==============  ==============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART OF THESE FINANCIAL STATEMENTS.

                             ADVANTAGE AMERICA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

(1)  BASIS  OF  PRESENTATION

     In the opinion of management, the accompanying unaudited financial statements of Advantage America, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2003, and the results of operations and cash flows for the three months and nine months ended March 31, 2003 and 2002. The results of operations for the three months and nine months ended March 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year or for any future period.

     The financial statements and notes included herein should be read in conjunction with the financial statements and notes thereto filed with the Form 10-KSB for the fiscal year ended June 30, 2002.

(2)  RESTATEMENT  OF  MARCH  31,  2002

     The accompanying financial statements for the three and nine months ended March 31, 2002 have been restated to correct deferred tax expense. Deferred tax benefit on accounts payable was overstated due to a calculation error. The effect of the restatement was to decrease net income for the three months ended March 31, 2002 by $5,649 and to decrease net income for the nine months ended March 31, 2002 by $15,927. The restatements have no impact on earnings per share for the three months ended March 31, 2002, and have the effect of decreasing earnings per share by $0.01 (from $0.02 per share to $0.01 per share) for the nine months ended March 31, 2002.

(3)  INCOME  TAXES

     Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. The Company is considered a personal holding company for Federal tax purposes and is subject to a surtax at 38.6% of taxable income.

     In prior periods, management estimated that upon collection of the accrued interest it would pay dividends, eliminating the personal holding company surtax. Therefore, the surtax was excluded from prior periods' deferred tax calculations. However, during the nine month period ended March 31, 2003, management began reconsidering the possibility of paying dividends that would eliminate the personal holding company surtax. Due to this change of estimate, the personal holding company surtax has been included in the tax accrual and charged to expense in that period.

                                                                         AS OF
                                                                       MARCH 31,
                                                                         2003

The components of the Company's deferred current tax asset are as follows:

Accounts payable                                                     $    4,902
                                                                     ===========
The components of the Company's net deferred non-current tax liability are as follows:

Unrealized gain on marketable securities                             $   19,105
                                                                     ===========

A reconciliation of the provision for income taxes to the amount computed at the federal statutory rate is as follows:

                                                           FOR THE NINE MONTHS
                                                          ENDED MARCH 31, 2003

  Federal income tax at statutory tax rate                     $           0
  Personal holding company surtax                                     89,405
  Permanent differences                                                   55
  Change in deferred tax liability                                   (45,377)
  Adjust income to cash basis for tax return purposes                 73,526
                                                               --------------
                                                               $      117,609
                                                               ==============


Item 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Form 10-QSB.

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

Three  Months  and  Nine  Months  Ended  March  31,  2003  and  2002
--------------------------------------------------------------------

Results  of  Operations
-----------------------

The following table sets forth selected statements of operations data for the three months and nine months ended March 31, 2003 and 2002. The information for the three months and nine months ended March 31, 2003 and 2002 has been derived from our unaudited financial statements included in this Report on Form 10-QSB. This information should be read in conjunction with the financial statements and related notes included in this Form 10-QSB. The operating results in any past period are not necessarily indicative of the results to be expected for any future period.

                           Three Months Ended                Nine Months Ended
                                March 31,                         March 31,
                                        (RESTATED)                       (RESTATED)
                           2003            2002            2003             2002
                       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                      --------------  --------------  ---------------  --------------
                                100%            100%             100%            100%
Revenues              $          --   $      25,900   $       39,938   $      78,083
Costs and expenses:
General and
  administrative             21,154           8,704          107,867          57,847
                      --------------  --------------  ---------------  --------------
Operating income
(loss)                      (21,154)         17,196          (67,929)         20,236
                      --------------  --------------  ---------------  --------------

Dividend income                 723             569            1,909           1,713
Interest income                 856             103            3,888             580
                      --------------  --------------  ---------------  --------------
                              1,579             672            5,797           2,293
                      --------------  --------------  ---------------  --------------
Net income (loss)
  before tax          $     (19,575)  $      17,868   $      (62,132)  $      22,529
                      ==============  ==============  ===============  ==============

Revenues
--------

Our revenues consist of interest income on notes receivable. Our revenues decreased 100.0% to $0 for the three months ended March 31, 2003 from $25,900 for the three months ended March 31, 2002. Our revenues decreased 48.9% to $39,938 for the nine months ended March 31, 2003 from $78,083 for the nine months ended March 31, 2002. This decrease in revenues was the result of principal balances on the notes receivable being paid in full on November 14, 2002. The Sarbanes-Oxley Act prevents us from continuing our lending activities with affiliates. Because the loans to affiliates were at the interest rate of 10 percent per annum, we may continue to experience a significant loss of revenue in future periods. We are considering options for reinvestment.

Cost  of  Revenues
------------------

There were no costs associated with revenues for the three months or nine months ended March 31, 2003 and 2002.

Net  Interest  Expense
----------------------

There was no interest expense incurred for the three months or nine months ended March 31, 2003 and 2002.

Marketing  and  Sales
---------------------

There were no expenses associated with marketing and sales for the three months or nine months ended March 31, 2003 and 2002.

General  and  Administrative
----------------------------

Our general and administrative expenses are comprised primarily of legal and accounting fees. General and administrative expenses increased 143.0% to $21,154 from $8,704 for the three months ended March 31, 2003 and 2002, respectively. General and administrative expenses increased 86.5% to $107,867 from $57,847 for the nine months ended March 31, 2003 and 2002, respectively. The change was primarily attributable to increased expenses for professional services incurred for public filings and a contemplated merger with a third party. The cost of professional fees related to public company filings will continue to be incurred in future periods. While the contemplated merger was not undertaken, fees related to other potential merger candidates may be incurred. The amount of such fees and the successful consummation of any merger is uncertain.

Liquidity  and  Capital  Resources
----------------------------------

From inception through March 31, 2003, we have financed our operations primarily through private sales of our Common Stock and various working capital lines of credit. At March 31, 2003 and 2002, our principal source of liquidity was approximately $1,037,216 and $44,083, respectively, in cash and equivalents. In addition, notes receivable due from related parties were paid in full (repayment totaling $1,097,281) on November 14, 2002. The Sarbanes-Oxley Act prevents us from continuing our lending activities with affiliates. Because the loans to affiliates were at the interest rate of 10 percent per annum, we may continue to experience a significant loss of revenue in future periods. We are considering options for reinvestment.

The net cash used in operating activities was $49,189 for the nine months ended March 31, 2003 and net cash used in operating activities for the nine months ended March 31, 2002, was $287. This change was primarily attributable to increased payments for professional services in connection with the evaluation of a potential merger candidate.

The net cash provided by investing activities was $1,057,343 for the nine months ended March 31, 2003. This cash was generated from the repayment of principal on notes receivable during fiscal 2003. There were no cash flows from investing activities during the nine months ended March 31, 2002.

There  were  no  cash  flows from financing activities for the nine months ended
March  31,  2003  and  2002.

As of March 31, 2003, there were no material commitments for capital expenditures. We have sufficient cash to cover our anticipated expenses over the next twelve months.

Critical  Accounting  Policies  and  Estimates
----------------------------------------------

The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on the results we report in our financial statements. The U.S. Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our critical policies and estimates include the evaluation of deferred tax assets and liabilities. Above, we discuss these policies further, as well as the estimates and judgments involved. We also have other key accounting policies, including policies for revenue recognition. We believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported financial position or results of operations for a given period. For additional information see
Note 3 "Income Taxes" in our consolidated financial statements included in Item 1 of this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available. Actual results may differ significantly from our estimates, and our estimates could be different using different assumptions or conditions.

Recent  Accounting  Pronouncement
---------------------------------

We do not believe that any of the recent accounting pronouncements issued by the various standard setting bodies will have a material effect on our financial position or results of operations upon adoption.

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

We currently do not have any products or services that generate revenues from non-affiliates.

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

Item  3.  Disclosure  Controls  And  Procedures

Within the 90 days prior to the date of this report, management carried out an evaluation, under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date we carried out our evaluation.



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

Date: May 14, 2003

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

Date: May 14, 2003


     /s/ M.C. Horning III
     --------------------
     M.C. Horning III
     Pesident
     (Principal Executive Officer)

     /s/ R. Bradley Redelsperger
     ---------------------------
     R. Bradley Redelsperger
     Chief Financial Officer
     (Principal Financial and Accounting Officer)

In connection with the accompanying Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended March 31, 2003, each of M.C. Horning III, President, and R. Bradley Redelsperger, Chief Financial Officer, of Advantage America, Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  to  my  knowledge,  that:

(1) such Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in such Form 10-QSB of Advantage America, Inc. for the Fiscal Quarter Ended March 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Advantage America, Inc.

Date: May 14, 2003


     /s/  M.C.  Horning  III
     -----------------------
     M.C. Horning III
     Pesident
     (Principal Executive Officer)

     /s/ R. Bradley Redelsperger
     ---------------------------
     R. Bradley Redelsperger
     Chief Financial Officer
     (Principal Financial and Accounting Officer)